Form 10-Q
period 1996-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1996-05-14
CIK 853571

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     -----------

                                      FORM 10-Q

 _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                         OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-18278


                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
- - --------------------------------------------------------------------------------
                                   Registrant

              California                                   68-0191380
- - -------------------------------------         ----------------------------------
        State of Jurisdiction                 I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California               94901-5527
- - --------------------------------------------------------------------------------
      Address of Principal Executive Offices                 Zip Code

    Registrant's telephone number, including area code:     (415) 485-4500
                                                            --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                              Yes _ X_       No ___

                           Part I.  Financial Information
                           ------------------------------
                            Item 1.  Financial Statements
                     PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                   A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except for Unit Amounts)
                                     (Unaudited)
                                                         March 31,  December 31,
                                                           1996         1995
                                                           ----         ----
ASSETS

Cash and cash equivalents                                $ 7,824      $11,571

Accounts receivable (net of allowance for
  losses on accounts  receivable of $473
  and $548 at March 31, 1996 and December 31,
  1995, respectively)                                        486          603

Notes receivable (net of allowance for losses
  on notes  receivable of $2,224 and $2,241
  at March 31, 1996 and December 31, 1995,
  respectively)                                            6,376        5,428

Equipment on operating leases and held for
  lease (net of accumulated depreciation
  of $32,200 and $32,579 at March 31, 1996
  and December 31, 1995, respectively)                     2,423        2,576

Net investment in financing leases (net of
  allowance for early  terminations of
  $780 and $755 at March 31, 1996 and
  December 31,  1995,  respectively)                      25,111       24,685

Investment in joint ventures                               2,558        2,451

Capitalized  acquisition  fees (net of
  accumulated  amortization  of $9,152 and
  $8,961 at March 31, 1996 and December 31,
  1995, respectively)                                      1,386        1,336

Other assets                                               1,569        1,612
                                                         -------      -------

Total Assets                                             $47,733      $50,262
                                                         =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                  $ 2,288      $ 1,817
                                                         -------      -------

Total Liabilities                                          2,288        1,817
                                                         -------      -------

Partners' Capital

  General Partner                                             -            -

  Limited  Partners, 6,500,000 units
   authorized,  6,492,727  units issued and
   6,292,678 units outstanding at March 31,
   1996 and December 31, 1995, respectively               45,180       48,068

  Unrealized gain on marketable securities
   available-for-sale                                        265          377
                                                         -------      -------

Total Partners' Capital                                   45,445       48,445
                                                         -------      -------

Total Liabilities and Partners' Capital                  $47,733      $50,262
                                                         =======      =======


        The accompanying notes are an integral part of these statements.

                     PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                   A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Thousands Except for Per Unit Amounts)
                                     (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            1996           1995
                                                            ----           ----

INCOME

  Rental income                                           $1,585          $1,843
  Earned income, financing leases                            925           1,225
  Equity in earnings from joint ventures                     152             116
  Interest income, notes receivable                          232             267
  Gain on sale of securities                                 176              18
  Cable subscriber revenue                                    67              76
  Other income                                               144             152
                                                          ------          ------

   Total Income                                            3,281           3,697
                                                          ------          ------

EXPENSES

  Depreciation                                             1,032           1,756
  Amortization of acquisition fees                           191             292
  Lease related operating expenses                            79             153
  Management fees to General Partner                         232             290
  Reimbursed administrative costs
   to General Partner                                        212             232
  Interest expense                                          --                43
  Provision for losses on receivables                         80             107
  Program service, cable system                               29              24
  General and administrative expenses                        164             204
                                                          ------          ------

   Total Expenses                                          2,019           3,101
                                                          ------          ------

NET INCOME BEFORE INCOME TAXES                            $1,262          $  596
   Income tax benefit                                         13               6
                                                          ------          ------

NET INCOME                                                $1,275          $  602
                                                          ======          ======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                        $  .17          $ --
                                                          ======          ======


DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                                        $  .60          $  .60
                                                          ======          ======


ALLOCATION OF NET INCOME:
   General Partner                                        $  200          $  602
   Limited Partners                                        1,075            --
                                                          ------          ------
                                                          $1,275          $  602
                                                          ======          ======


        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                              1996          1995
                                                              ----          ----
Operating Activities:
  Net income                                                $  1,275   $    602
  Adjustments to reconcile net income  to net
   cash provided  by operating activities:
     Depreciation                                              1,032      1,756
     Amortization of acquisition fees                            191        292
     Gain (loss) on sale of equipment                           (145)        53
     Equity in earnings from joint ventures                     (152)      (116)
     Provision for early termination, financing leases            96       --
     Provision for losses on notes receivable                    (17)       107
     Provision for losses on accounts receivable                   1       --
     Gain on sale of securities                                 (176)       (18)
     Decrease (increase) in accounts receivable                  116        (64)
     Increase in accounts payable and accrued expenses           289        337
     Increase in deferred income tax asset                       (13)        (6)
     Decrease (increase) in other assets                         (69)        11
                                                            --------   --------
Net cash provided by operating activities                      2,428      2,954
                                                            --------   --------

Investing Activities:
  Principal payments, financing leases                         2,830      3,292
  Principal payments, notes receivable                           592        803
  Proceeds from sale of equipment                                353        748
  Proceeds from sale of securities                               205         18
  Distributions from joint ventures                              118        601
  Purchase of equipment                                           19         (7)
  Investment in securities                                       (28)      --
  Investment in financing leases                              (4,432)    (3,608)
  Investment in notes receivable                              (1,596)      (865)
  Cable systems, property and equipment                          (12)        (1)
  Payment of acquisition fees                                    (60)      (210)
                                                            --------   --------
Net cash provided by investing activities                     (2,011)       771
                                                            --------   --------

Financing Activities:
  Payments of principal, notes payable                          --       (1,746)
  Redemptions of capital                                        (175)       (80)
  Distributions to partners                                   (3,989)    (4,028)
                                                            --------   --------
Net cash used by financing activities                         (4,164)    (5,854)
                                                            --------   --------
Increase (decrease) in  cash and cash equivalents             (3,747)    (2,129)
Cash and cash equivalents, beginning of period                11,571      8,403
                                                            --------   --------
Cash and cash equivalents, end of period                    $  7,824   $  6,274
                                                            ========   ========

Supplemental Cash Flow Information:
  Cash paid for interest expense                            $   --     $     43

        The accompanying notes are an integral part of these statements.

                     PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                   A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 1.   General.

      The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

      Non Cash Investing Activities. During the three months ended March 31, 1996, the Partnership, along with other affiliated partnerships managed by the General Partner, obtained title to a cable television company that had been pledged as collateral for a non-performing note. As a result, the Partnership reclassified $73,000 to Investment in Joint Ventures on the balance sheet.

Note 2.  Reclassification.

      Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3.  Income Taxes.

      Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

      Phoenix Westcom Cablevision, Inc. (the Subsidiary) is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes are provided for such differences using the liability method.

Note 4.  Notes Receivable.

      Impaired Notes Receivable. At March 31, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $2,616,000. Included in this amount is $1,991,000 of impaired notes for which the related allowance for losses is $1,801,000 and $625,000 for which there is no allowance. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $2,616,000.

      On February 14, 1996, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The Partnership's net carrying value for this outstanding note receivable was $73,000 at March 31, 1996, for which the

Partnership had an allowance for losses on notes of $17,000.   This allowance of
$17,000 was reversed and recognized as income at March 31, 1996.

      The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                              1996              1995
                                              ----              ----
                                              (Amounts in Thousands)

           Beginning balance                $ 2,241           $ 2,264
              Provision for losses              (17)              107
              Write downs                      --                --
                                            -------           -------
           Ending balance                   $ 2,224           $ 2,371
                                            =======           =======

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.

      Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 6,305,106 and 6,367,514 for the three months ended March 31, 1996 and 1995, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net Income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.

Equipment Joint Venture

      The statements of operations of the equipment joint venture is presented below:

                              STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                                              Three Months Ended
                                                                   March 31,
                                                              1996          1995
                                                              ----          ----

INCOME
Rental income                                                 $431          $623
Gain on sale of equipment                                       50            43
Other income                                                    66            58
                                                              ----          ----
      Total income                                             547           724
                                                              ----          ----

EXPENSES
Depreciation                                                    24            12
Lease related operating expenses                               --              4
Management fees to General Partner                              54            80
Interest expense                                               110           315
Other expense                                                   29            83
                                                              ----          ----
      Total expenses                                           217           494
                                                              ----          ----
Net income                                                    $330          $230
                                                              ====          ====

Financing Joint Venture

      The statements of operations of the financing joint venture is presented below:

                              STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                                              Three Months Ended
                                                                   March  31,
                                                               1996         1995
                                                               ----         ----
INCOME
Interest income - notes receivable                              $42          $49
Other income                                                      1            1
                                                                ---          ---
   Total income                                                  43           50
                                                                ---          ---

EXPENSES
Management fees to General Partner                               --           --
Other expenses                                                   --            6
                                                                ---          ---
   Total expenses                                                --            6
                                                                ---          ---
Net income                                                      $43          $44
                                                                ===          ===

Foreclosed Cable Systems Joint Ventures

   The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                          COMBINED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                                             Three Months Ended
                                                                  March  31,
                                                              1996         1995
                                                              ----         ----
INCOME
Subscriber revenue                                           $ 408         $ 120
Other income                                                     7             2
                                                             -----         -----
   Total income                                                415           122
                                                             -----         -----

EXPENSES
Depreciation and amortization                                  170            28
Program services                                               144            33
Management fees to an affiliate of the
   General Partner                                              26             5
General and administrative expenses                            106            49
Provision for losses on accounts
   receivable                                                    4             2
                                                             -----         -----
   Total expenses                                              450           117
                                                             -----         -----
Net income (loss)                                            $ (35)        $   5
                                                             =====         =====

                     PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                   A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Phoenix Leasing Cash Distribution Fund IV and Subsidiary (the Partnership) reported net income of $1,275,000 during the three months ended March 31, 1996, as compared to net income of $602,000 during the three months ended March 31, 1995. The improved earnings is the result of a decrease in expenses that exceeded the decrease in revenues.

      The decrease in total revenues of $416,000 for the three months ended March 31, 1996, as compared to the same period in 1995, was primarily the result of a $258,000 decrease in rental income and a $300,000 decrease in earned income from financing leases.

      The decrease in rental income is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $95 million at March 31, 1996, as compared to $122 million at March 31, 1995. Another factor contributing to the decrease in rental income was equipment being off lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

      The decrease in earned income from financing leases is due to a decrease in the net investment in financing leases. The net investment in financing leases was $25.1 million at March 31, 1996, as compared to $34 million at March 31, 1995. The net investment in financing leases will continue to decline as payments are received over the lease term.

      Partially offsetting the decrease in rental income and earned income from financing leases was a gain on the sale of marketable securities of $176,000 during the three months ended March 31, 1996. These securities consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with two emerging growth companies. In addition, at March 31, 1996, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded. The Partnership's investments in stock and warrants is included in Other Assets on the balance sheet. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

      Total expenses decreased by $1,082,000 during the three months ended March 31, 1996, as compared to the same period in 1995. A majority of the decrease in total expenses was due to the decrease in depreciation expense of $724,000 for the three months ended March 31, 1996, as compared to the same period in 1995. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated. The decrease in the amortization of acquisition fees of $101,000 decreased for the same reason as the decrease in depreciation expense.

Cable Television System:

      The Partnership acquired a cable system in satisfaction of a defaulted note receivable held by the Partnership. The Partnership assumed ownership of this cable television system on December 23, 1994. The Partnership reported cable subscriber revenues of $67,000 and programming expense of $29,000 during the three months ended March 31, 1996, as compared to cable subscriber revenues of $76,000 and programming expense of $24,000 during the same period in 1995. The cable subscriber revenues from this cable television system are not expected to have a significant impact upon the total revenues of the Partnership. The Partnership intends to continue to operate this cable television system until such time that market conditions improve and the cable television system can be sold.

Liquidity and Capital Resources

   The Partnership's primary source of liquidity is derived from its contractual obligations with lessees for fixed lease terms at fixed rental amounts, and from payments of principal and interest on outstanding notes receivable. As the initial lease terms expire, the Partnership will re-lease the equipment or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting the contractual amounts owed, as well as re-leasing and selling the Partnership's equipment as it comes off lease.

   The Partnership reported net cash generated by equipment leasing, financing and cable television activities of $5,798,000 and $7,049,000 during the three months ended March 31, 1996 and 1995, respectively. The net decrease in cash generated is due to a decrease in rental income, payments on notes receivable and financing leases, as previously discussed above in the results of operations.

   Sales proceeds decreased during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease of $395,000 during the three months ended March 31, 1996, compared to 1995, is attributable to an decrease in the amount of equipment sold. During the three months ended March 31, 1996, the Partnership sold equipment with an aggregate original cost of $5 million, as compared to $9.8 million during the same period in 1995.

   The Partnership's debt was paid off as of December 31, 1995. As a result, the Partnership did not make any payments of principal on outstanding debt during the three months ended March 31, 1996, as compared to principal payments of $1,746,000 during the three months ended March 31, 1995.

   The Partnership received cash distributions from joint ventures of $118,000 during the three months ended March 31, 1996, as compared to cash distributions of $601,000 during the same period in 1995. The decrease in distributions was attributable to a distribution received by the Partnership during the three months ended March 31, 1995 of the remaining proceeds received from the issuance of lease backed certificates by the joint venture. This joint venture is not expected to generate any significant amounts of cash available for distribution until the outstanding lease backed certificates of the joint venture are paid in full, since all of the rental and note payments being received are being used to pay off the outstanding lease backed certificates.

   The Partnership anticipates reinvesting a portion of the cash generated from operations in new leasing or financing transactions over the life of the Partnership. During the three months ended March 31, 1996, the Partnership made investments in finance leases and equipment leases with an aggregate original cost of $4.4 million, as compared to the $3.6 million acquired during the same period in 1995. The equipment owned by the Partnership at March 31, 1996 approximates $95 million, as compared to the $122 million of equipment owned at March 31, 1995.

   As of March 31, 1996, the Partnership owned equipment being held for lease with an original purchase price of $10,027,000 and a net book value of $1,340,000, compared to $18,178,000 and $1,225,000, respectively, at March 31,
1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

   The total cash distributed to partners for the three months ended March 31, 1996 was $3,989,000, as compared to $4,028,000 for the same period in 1995. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $3,789,000 and $3,826,000 in distributions during the three months ended March 31, 1996 and 1995, respectively. The General Partner received $200,000 and $202,000 for its share of the cash available for distribution during the three months ended March 31, 1996 and 1995, respectively. The Partnership currently anticipates making distributions to partners during the remainder of 1996 at approximately the same rate as the current distribution.

   The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide for distributions to partners.

                     PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                          A CALIFORNIA LIMITED PARTNERSHIP

                                   March 31, 1996

                            Part II.  Other Information.
                                      ------------------


Item 1.  Legal Proceedings.  Inapplicable.

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.  Other Information.  Inapplicable

Item 6.  Exhibits and Reports on 8-K:

         a)  Exhibits:  None

         b)  Reports on 8-K:  None

                                     SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                           A CALIFORNIA LIMITED PARTNERSHIP
                                      ------------------------------------------
                                                    (Registrant)


     Date                          Title                     Signature
     ----                          -----                     ---------

May 13, 1996            Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
- - ---------------------   Senior Vice President          -------------------------
                        and Treasurer of               (Paritosh K. Choksi)
                        Phoenix Leasing Incorporated
                        General Partner


May 13, 1996            Senior Vice President,         /S/ BRYANT J. TONG
- - ---------------------   Financial Operations           -------------------------
                        (Principal Accounting Officer) (Bryant J. Tong)
                        Phoenix Leasing Incorporated
                        General Partner


May 13, 1996            Senior Vice President of       /S/ GARY W. MARTINEZ
- - ---------------------   Phoenix Leasing Incorporated   -------------------------
                        General Partner                (Gary W. Martinez)


May 13, 1996            Partnership Controller         /S/ MICHAEL K. ULYATT
- - ---------------------   Phoenix Leasing Incorporated   -------------------------
                        General Partner                (Michael K. Ulyatt)