Form 10-Q
period 1996-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1996-08-13
CIK 853571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ----- OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-18278
                                                -------


                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
                                   Registrant

       California                                          68-0191380
- -------------------------                     ----------------------------------
  State of Jurisdiction                       I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California              94901-5527
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

                              Yes __X__     No _____

                          Part I. Financial Information
                          -----------------------------

                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1996        1995
                                                            ----        ----
ASSETS

Cash and cash equivalents                                 $ 8,925      $11,571

Accounts receivable (net of allowance for
  losses on accounts receivable of $441 and
  $548 at June 30, 1996 and December 31, 1995,
  respectively)                                               470          603

Notes receivable (net of allowance for losses
  on notes receivable of $2,224 and $2,241 at
  June 30, 1996 and December 31, 1995, respectively)        5,913        5,428

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $29,864 and
  $32,579 at June 30, 1996 and December 31, 1995,
  respectively)                                             2,063        2,576

Net investment in financing  leases (net of
  allowance for early  terminations of $781 and
  $755 at June 30, 1996 and December 31, 1995,
  respectively)                                            22,269       24,685

Investment in joint ventures                                2,548        2,451

Capitalized acquisition fees (net of accumulated
  amortization of $9,356 and $8,961 at June 30,
  1996 and December 31, 1995, respectively)                 1,241        1,336

Other assets                                                1,356        1,612
                                                          -------      -------

    Total Assets                                          $44,785      $50,262
                                                          =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                   $ 2,021      $ 1,817
                                                          -------      -------

    Total Liabilities                                       2,021        1,817
                                                          -------      -------

Partners' Capital

  General Partner                                            --           --

  Limited Partners, 6,500,000 units authorized,
    6,492,727 units issued and 6,264,698 and
    6,318,955 units outstanding at June 30, 1996
    and December 31, 1995, respectively                    42,685       48,068

  Unrealized gain on available-for-sale securities             79          377
                                                          -------      -------

    Total Partners' Capital                                42,764       48,445
                                                          -------      -------

    Total Liabilities and Partners' Capital               $44,785      $50,262
                                                          =======      =======

                     The accompanying notes are an integral
                            part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                            1996       1995      1996      1995
                                            ----       ----      ----      ----
INCOME

  Rental income                           $ 1,660    $ 1,493   $ 3,100   $ 3,389
  Earned income, financing leases             909      1,154     1,834     2,379
  Gain (loss) on sale of equipment            (37)       928       108       876
  Gain on sale of securities                  800        188       977       206
  Equity in earnings from joint
    ventures, net                              80        206       232       322
  Interest income, notes receivable           257        280       489       548
  Cable subscriber revenue                     64         78       130       155
  Other income                                155        135       299       286
                                          -------    -------   -------   -------

    Total Income                            3,888      4,462     7,169     8,161
                                          -------    -------   -------   -------

EXPENSES

  Depreciation                              1,260      1,507     2,292     3,262
  Amortization of acquisition fees            204        242       395       533
  Lease related operating expenses             65         97       144       251
  Management fees to General Partner          263        314       494       605
  Reimbursed administrative costs
    to General Partner                        177        218       390       450
  Provision for losses on receivables          98        147       177       255
  Program service, cable system                31         27        60        52
  Legal expenses                               34         58       100       146
  General and administrative expenses          99        146       198       306
                                          -------    -------   -------   -------

    Total Expenses                          2,231      2,756     4,250     5,860
                                          -------    -------   -------   -------

NET INCOME BEFORE INCOME TAXES            $ 1,657    $ 1,706   $ 2,919   $ 2,301

  Income tax benefit                           14          6        27        13
                                          -------    -------   -------   -------

NET INCOME                                $ 1,671    $ 1,712   $ 2,946   $ 2,314
                                          =======    =======   =======   =======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $   .23    $   .17   $   .40   $   .17
                                          =======    =======   =======   =======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $   .60    $   .60   $  1.20   $  1.20
                                          =======    =======   =======   =======

ALLOCATION OF NET INCOME:
    General Partner                       $   199    $   621   $   399   $ 1,223
    Limited Partners                        1,472      1,091     2,547     1,091
                                          -------    -------   -------   -------

                                          $ 1,671    $ 1,712   $ 2,946   $ 2,314
                                          =======    =======   =======   =======

                     The accompanying notes are an integral
                            part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                   June 30,
                                                               1996       1995
                                                               ----       ----
Operating Activities:
  Net income                                                $  2,946   $  2,314
  Adjustments to reconcile net income to net
    cash provided  by operating activities:
      Depreciation                                             2,292      3,262
      Amortization of acquisition fees                           395        533
      Gain on sale of equipment                                 (108)      (876)
      Equity in earnings from joint ventures, net               (232)      (322)
      Provision for early termination, financing leases          192       --
      Provision for losses on notes receivable                   (17)        20
      Provision for losses on accounts receivable                  2        235
      Gain on sale of securities                                (977)      (206)
      Decrease in accounts receivable                            131         58
      Increase (decrease) in accounts payable and
        accrued expenses                                         241       (408)
      Increase in deferred income tax asset                      (27)       (14)
      Decrease (increase) in other assets                        (47)       161
                                                            --------   --------

Net cash provided by operating activities                      4,791      4,757
                                                            --------   --------

Investing Activities:
  Principal payments, financing leases                         5,788      6,506
  Principal payments, notes receivable                         1,246      1,345
  Proceeds from sale of equipment                                524      2,784
  Proceeds from sale of securities                             1,005        206
  Distributions from joint ventures                              208        857
  Purchase of equipment                                         --           (5)
  Investment in financing leases                              (5,708)    (3,981)
  Investment in notes receivable                              (1,787)    (1,304)
  Cable systems, property and equipment                          (19)       (74)
  Investment in securities                                       (28)      --
  Payment of acquisition fees                                   (337)      (282)
                                                            --------   --------

Net cash provided by investing activities                        892      6,052
                                                            --------   --------

Financing Activities:
  Payments of principal, notes payable                          --       (2,307)
  Redemptions of capital                                        (363)      (203)
  Distributions to partners                                   (7,966)    (8,046)
                                                            --------   --------

Net cash used by financing activities                         (8,329)   (10,556)
                                                            --------   --------

Increase (decrease) in cash and cash equivalents              (2,646)       253

Cash and cash equivalents, beginning of period                11,571      8,403
                                                            --------   --------

Cash and cash equivalents, end of period                    $  8,925   $  8,656
                                                            ========   ========

Supplemental Cash Flow Information:
  Cash paid for interest expense                            $   --     $     65

                     The accompanying notes are an integral
                           part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

        Non Cash Investing Activities. During the six months ended June 30, 1996, the Partnership, along with other affiliated partnerships managed by the General Partner, obtained title to a cable television company that had been pledged as collateral for a non-performing note. As a result, the Partnership reclassified $73,000 to Investment in Joint Ventures on the balance sheet.

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

Note 4. Notes Receivable.

        Impaired Notes Receivable. At June 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $2,583,000. Included in this amount is $1,959,000 of impaired notes for which the related allowance for losses is $1,801,000 and $624,000 for which there is no allowance. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $2,599,000.

        On February 14, 1996, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. Upon foreclosure, this note was reclassified to Investment in Joint Ventures on the balance sheet. The Partnership's net carrying value for this outstanding note receivable was $73,000, for which the Partnership had an allowance for losses on notes of $17,000. This allowance of $17,000 was reversed and recognized as income during the six months ended June 30, 1996.

        The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                             1996            1995
                                             ----            ----
                                           (Amounts in Thousands)

            Beginning balance              $ 2,241         $ 2,264
               Provision for losses            (17)             20
               Write downs                    --               (45)
                                           -------         -------
            Ending balance                 $ 2,224         $ 2,239
                                           =======         =======

Note 5. Net Income (Loss) and Distributions Per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,294,146 and 6,359,752 for the six months ended June 30, 1996 and 1995, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6. Investment in Joint Ventures.

Equipment Joint Venture
- -----------------------

        The statements of operations of the equipment joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                            Three Months Ended  Six Months Ended
                                                 June 30,            June 30,
                                             1996       1995     1996       1995
                                              ----      ----     ----       ----
INCOME
Earned income, financing leases             $  329    $  516    $  761    $1,139
Gain on sale of equipment                      108       165       158       209
Other income                                    54       156       120       214
                                            ------    ------    ------    ------

        Total income                           491       837     1,039     1,562
                                            ------    ------    ------    ------

EXPENSES
Depreciation                                   103        42       128        54
Lease related  operating expenses               19         2        20         7
Management fees to General Partner              55        88       109       167
Interest expense                                73       256       183       571
General and administrative expenses             93        31       121       114
                                            ------    ------    ------    ------

        Total expenses                         343       419       561       913
                                            ------    ------    ------    ------

Net income                                  $  148    $  418    $  478    $  649
                                            ======    ======    ======    ======


Financing Joint Venture
- -----------------------

        The statements of operations of the financing joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                          Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                           1996       1995       1996       1995
                                           ----       ----       ----       ----
INCOME
Interest income - notes receivable          $41        $47        $83        $97
Other income                                  1          1          2          1
                                            ---        ---        ---        ---

        Total income                         42         48         85         98
                                            ---        ---        ---        ---

EXPENSES
Management fees to General Partner            2          3          2          3
General and administrative expenses          --         --         --          6
                                            ---        ---        ---        ---

        Total expenses                        2          3          2          9
                                            ---        ---        ---        ---

Net income                                  $40        $45        $83        $89
                                            ===        ===        ===        ===

Foreclosed Cable Systems Joint Ventures
- ---------------------------------------

        The aggregate combined statements of operations of the foreclosed cable systems joint ventures are presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                            Three Months Ended  Six Months Ended
                                                  June 30,           June 30,
                                              1996      1995      1996      1995
                                              ----      ----      ----      ----
INCOME
Subscriber revenue                          $  765    $  119    $1,173    $  239
Gain on sale of cable system                    10      --          10      --
Other income                                    10         1        17         3
                                            ------    ------    ------    ------

        Total income                           785       120     1,200       242
                                            ------    ------    ------    ------

EXPENSES
Depreciation and amortization                  240        29       409        57
Program services                               259        34       402        67
Management fees to an affiliate of the
  General Partner                               34         5        61        11
General and administrative expenses            188        36       294        85
Provision for losses on accounts
  receivable                                     7         1        12         2
                                            ------    ------    ------    ------

        Total expenses                         728       105     1,178       222
                                            ------    ------    ------    ------

Net income                                  $   57    $   15    $   22    $   20
                                            ======    ======    ======    ======

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Cash Distribution Fund IV and Subsidiary (the Partnership) reported net income of $1,671,000 during the three months ended June 30, 1996, as compared to net income of $1,712,000 for the three months ended June 30, 1995. The Partnership reported net income of $2,946,000 during the six months ended June 30, 1996, as compared to net income of $2,314,000 during the same period in 1995. Net income decreased by $41,000 during the three months ended June 30, 1996, but increased by $632,000 during the six months ended June 30, 1996, when compared to the same periods in 1995.

        The decrease in total revenues of $574,000 and $992,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995, was primarily the result of decreases in earned income from financing leases and a decreased gain on sale of equipment. The decrease in earned income from financing leases of $245,000 and $545,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in the previous year, is reflective of a decrease in the Partnership's net investment in financing leases to $22.3 million at June 30, 1996 from $29.8 million at June 30, 1995. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the life of the lease using the interest method. This effect will be mitigated to some degree as the Partnership continues to invest in new financing leases over its life.

        The large gain on the sale of equipment during the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1996, was primarily attributable to a negotiated payoff of a lease with an emerging growth company that had been in default and the underlying equipment had been reduced through depreciation.

        The Partnership reported a gain on the sale of marketable securities of $800,000 and $977,000 during the three and six months ended June 30, 1996, as compared to the gain on the sale of marketable securities of $188,000 and $206,000 during the three and six months ended June 30, 1995. These securities consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with several emerging growth companies. In addition, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with unrealized gains of $79,000 at June 30, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

        Total expenses decreased by $525,000 and $1,610,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. A majority of the decrease in total expenses was due to the decrease in depreciation expense of $247,000 and $970,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership.

Cable Television System:

        Included in the total revenues of the Partnership is cable subscriber revenues from a cable television system the Partnership received as the result of a default on a note receivable. The Partnership assumed ownership of this cable television system on December 23, 1994. As a result, there were no results of operations from this cable television system during 1994. The revenues from this cable television system did not have a significant impact upon total revenues during the three and six months ended June 30, 1996 and 1995.

Liquidity and Capital Resources

    The   Partnership's   primary  source  of  liquidity  is  derived  from  its
contractual obligations with lessees for fixed lease terms at fixed rental amounts, and from payments of principal and interest on its outstanding notes receivable. As the initial lease terms expire, the Partnership will re-lease the equipment or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting the contractual amounts owed, as well as re-leasing and selling the Partnership's equipment as it comes off lease.

    The Partnership reported net cash generated by equipment leasing, financing and cable television activities of $11,825,000 and $12,608,000 during the six months ended June 30, 1996 and 1995, respectively. The net decrease in cash generated is due to a decrease in rental payments from lessees and payments on notes receivable.

    Sales proceeds decreased during the six months ended June 30, 1996, as compared to the same period in 1995. The decrease of $2,260,000 during the six months ended June 30, 1996, compared to 1995, is attributable to a decrease in the amount of equipment sold as well as a decrease in the market value of such equipment. During the six months ended June 30, 1996, the Partnership sold equipment with an aggregate original cost of $12.6 million, as compared to $23.5 million during the same period in 1995.

    The Partnership's outstanding debt was paid off during 1995. As a result, the Partnership did not make any payments of principal during 1996, as compared to payments of principal on its outstanding debt of $2,307,000 during the six months ended June 30, 1995.

    The Partnership received cash distributions from joint ventures of $208,000 during the six months ended June 30, 1996, as compared to cash distributions of $857,000 during the same period in 1995. Distributions from joint ventures were higher during 1995 due to the Partnership receiving a distribution of excess cash on hand from a new joint venture that was formed on August 1, 1994. The excess cash on hand of the joint venture was generated from the proceeds received from the issuance of lease backed certificates by this joint venture. This joint venture is not expected to generate any significant amounts of cash available for distribution until the outstanding lease backed certificates of the joint venture are paid in full, since all of the rental and note payments being received are being used to pay off the lease backed certificates.

    The Partnership anticipates reinvesting a portion of the cash generated from operations in new leasing or financing transactions over the life of the Partnership. During the six months ended June 30, 1996, the Partnership purchased equipment leases with an aggregate original cost of $5.7 million, as compared to the $4 million acquired during the same period in 1995. The equipment owned by the Partnership at June 30, 1996 approximates $89 million, as compared to the $109 million of equipment owned at June 30, 1995.

    As of June 30, 1996, the Partnership owned equipment being held for lease with an original purchase price of $8,172,000 and a net book value of $918,000, compared to $17,673,000 and $1,377,000, respectively, at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

    The total cash distributed to partners for the six months ended June 30, 1996 was $7,966,000, as compared to $8,046,000 for the same period in 1995. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $7,567,000 and $7,644,000 in distributions during the six months ended June 30, 1996 and 1995, respectively. The cumulative cash distributions to limited partners as of June 30, 1996 is $80,704,000, as compared to $65,524,000 at June 30, 1995. The General Partner received $399,000 and $402,000 for its share of the cash available for distribution during the six months ended June 30, 1996 and 1995, respectively. The Partnership currently anticipates making distributions to partners during 1996 at approximately the same rate as 1995.

    The  cash  to  be  generated  from  leasing  and  financing   operations  is
anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  June 30, 1996

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

               (27) Financial Data Schedule

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

                               PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                    A CALIFORNIA LIMITED PARTNERSHIP
                               ------------------------------------------
                                             (Registrant)


     Date                      Title                          Signature
     ----                      -----                          ---------


August 13, 1996        Chief Financial Officer,          /S/  PARITOSH K. CHOKSI
- ---------------        Senior Vice President             -----------------------
                       and Treasurer of                  (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated


August 13, 1996        Senior Vice President,            /S/ BRYANT J. TONG
- ---------------        Financial Operations              -----------------------
                       (Principal Accounting Officer)    (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


August 13, 1996        Partnership Controller            /S/  MICHAEL K. ULYATT
- ---------------        Phoenix Leasing Incorporated      -----------------------
                       General Partner                   (Michael K. Ulyatt)