Form 10-Q
period 1996-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1996-11-13
CIK 853571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-18278
                                                -------


                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

       California                                         68-0191380
----------------------                        ----------------------------------
 State of Jurisdiction                        I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California             94901-5527
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

                              Yes _X_            No ___

                          Part I. Financial Information
                          -----------------------------

                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                   September 30,   December 31,
                                                       1996            1995
                                                       ----            ----
ASSETS

Cash and cash equivalents                            $10,168         $11,571

Accounts receivable (net of allowance
  for losses on accounts receivable of
  $430 and $548 at September 30, 1996
  and December 31, 1995, respectively)                   494             603

Notes receivable (net of allowance for
  losses on notes receivable of $2,224 and
  $2,241 at September 30, 1996 and December 31,
  1995, respectively)                                  5,347           5,428

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $28,606
  and $32,579 at September 30, 1996 and December 31,
  1995, respectively)                                  1,822           2,576

Net investment in financing leases (net of allowance
  for early  terminations of $868 and $755 at
  September 30, 1996 and December 31, 1995,
  respectively)                                       19,540          24,685

Investment in joint ventures                           2,714           2,451

Capitalized acquisition fees (net of accumulated
  amortization of $9,509 and $8,961 at
  September 30, 1996 and December 31, 1995,
  respectively)                                        1,103           1,336

Other assets                                           1,215           1,612
                                                     -------         -------

    Total Assets                                     $42,403         $50,262
                                                     =======         =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses              $ 1,795         $ 1,817
                                                     -------         -------

    Total Liabilities                                  1,795           1,817
                                                     -------         -------

Partners' Capital

  General Partner                                       --              --

  Limited Partners, 6,500,000 units authorized,
    6,492,727 units issued and 6,253,183 and
    6,318,955 units outstanding at September 30,
    1996 and December 31, 1995, respectively          40,541          48,068

  Unrealized gain on available-for-sale securities        67             377
                                                     -------         -------

    Total Partners' Capital                           40,608          48,445
                                                     -------         -------

    Total Liabilities and Partners' Capital          $42,403         $50,262
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
                                   (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                         1996       1995        1996       1995
                                         ----       ----        ----       ----
INCOME

  Rental income                        $ 1,770    $ 1,508     $ 4,870    $ 4,897
  Earned income, financing leases          785      1,007       2,620      3,386
  Gain (loss) on sale of equipment         186        (23)        295        852
  Gain on sale of securities              --         --           977        206
  Equity in earnings from joint
    ventures, net                          186        183         417        505
  Interest income, notes receivable        212        350         701        898
  Cable subscriber revenue                  54         61         184        215
  Other income                             143        157         442        444
                                       -------    -------     -------    -------

    Total Income                         3,336      3,243      10,506     11,403
                                       -------    -------     -------    -------

EXPENSES

  Depreciation                             577      1,360       2,870      4,622
  Amortization of acquisition fees         153        259         548        793
  Lease related operating expenses          81        121         225        372
  Management fees to General Partner       221        274         715        878
  Reimbursed administrative costs
    to General Partner                     167        235         557        685
  Provision for losses on receivables       87        151         265        405
  Program service, cable system             32         28          91         80
  Legal expenses                            51        125         151        271
  General and administrative expenses       89        191         287        497
                                       -------    -------     -------    -------

    Total Expenses                       1,458      2,744       5,709      8,603
                                       -------    -------     -------    -------

NET INCOME BEFORE INCOME TAXES         $ 1,878    $   499     $ 4,797    $ 2,800

  Income tax benefit                        15         15          42         28
                                       -------    -------     -------    -------

NET INCOME                             $ 1,893    $   514     $ 4,839    $ 2,828
                                       =======    =======     =======    =======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                     $   .28    $   .05     $   .68    $   .22
                                       =======    =======     =======    =======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                     $   .60    $   .60     $  1.80    $  1.80
                                       =======    =======     =======    =======

ALLOCATION OF NET INCOME:
    General Partner                    $   198    $   202     $   597    $ 1,425
    Limited Partners                     1,695        312       4,242      1,403
                                       -------    -------     -------    -------

                                       $ 1,893    $   514     $ 4,839    $ 2,828
                                       =======    =======     =======    =======

                 The accompanying notes are an integral part of
                                these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                          1996           1995
                                                          ----           ----
Operating Activities:
  Net income                                           $  4,839       $  2,828
  Adjustments to reconcile net income to net
    cash provided  by operating activities:
      Depreciation                                        2,870          4,622
      Amortization of acquisition fees                      548            793
      Gain on sale of equipment                            (295)          (852)
      Equity in earnings from joint ventures, net          (417)          (505)
      Provision for early termination, financing
        leases                                              280           --
      Provision for (recovery of) losses on notes
        receivable                                          (17)            20
      Provision for losses on accounts receivable             2            385
      Gain on sale of securities                           (977)          (206)
      Decrease (increase) in accounts receivable            107            (21)
      Increase (decrease) in accounts payable and
        accrued expenses                                     70            (95)
      Increase in deferred income tax asset                 (42)           (30)
      Decrease in other assets                               76            160
                                                       --------       --------

Net cash provided by operating activities                 7,044          7,099
                                                       --------       --------

Investing Activities:
  Principal payments, financing leases                    8,452          9,664
  Principal payments, notes receivable                    1,811          2,819
  Proceeds from sale of equipment                           760          3,028
  Proceeds from sale of securities                        1,005            206
  Distributions from joint ventures                         297            872
  Purchase of equipment                                    --               (5)
  Investment in financing leases                         (6,085)        (4,005)
  Investment in notes receivable                         (1,788)        (1,798)
  Investment in joint ventures                              (69)          --
  Cable systems, property and equipment                     (29)           (77)
  Investment in securities                                  (28)          --
  Payment of acquisition fees                              (407)          (260)
                                                       --------       --------

Net cash provided by investing activities                 3,919         10,444
                                                       --------       --------

Financing Activities:
  Payments of principal, notes payable                     --           (2,868)
  Redemptions of capital                                   (440)          (245)
  Distributions to partners                             (11,926)       (12,059)
                                                       --------       --------

Net cash used by financing activities                   (12,366)       (15,172)
                                                       --------       --------

Increase (decrease) in cash and cash equivalents         (1,403)         2,371

Cash and cash equivalents, beginning of period           11,571          8,403
                                                       --------       --------

Cash and cash equivalents, end of period               $ 10,168       $ 10,774
                                                       ========       ========

Supplemental Cash Flow Information:
  Cash paid for interest expense                       $   --         $     78

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

        Non Cash Investing Activities. During the nine months ended September 30, 1996, the Partnership, along with other affiliated partnerships managed by the General Partner, obtained title to a cable television company that had been pledged as collateral for a non-performing note. As a result, the Partnership reclassified $73,000 to Investment in Joint Ventures on the balance sheet.

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

Note 4.    Notes Receivable.

        Impaired Notes Receivable. At September 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $2,655,000. Included in this amount is $1,952,000 of impaired notes for which the related allowance for losses is $1,801,000 and $703,000 for which there is no allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $2,618,000.

        On February 14, 1996, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. Upon foreclosure, this note was reclassified to Investment in Joint Ventures on the balance sheet. The Partnership's net carrying value for this outstanding note receivable was $73,000, for which the Partnership had an allowance for losses on notes of $17,000. This allowance of $17,000 was reversed and recognized as income during the nine months ended September 30, 1996.

        The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                             1996           1995
                                             ----           ----
                                           (Amounts in Thousands)

              Beginning balance            $ 2,241       $ 2,264
                 Provision for losses          (17)           20
                 Write downs                  --            (133)
                                           -------       -------
              Ending balance               $ 2,224       $ 2,151
                                           =======       =======

Note 5.    Net Income (Loss) and Distributions Per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,282,129 and 6,354,127 for the nine months ended September 30, 1996 and 1995, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.    Investment in Joint Ventures.

Equipment Joint Venture

        The statements of operations of the equipment joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
INCOME
Earned income, financing leases         $  331     $  548     $1,092     $1,687
Gain on sale of equipment                  247         70        406        278
Other income                                38         76        158        290
                                        ------     ------     ------     ------
        Total income                       616        694      1,656      2,255
                                        ------     ------     ------     ------

EXPENSES
Depreciation                                71         24        199         78
Lease related  operating expenses            1       --           21          7
Management fees to General Partner          41         59        149        226
Interest expense                            32        197        216        767
General and administrative expenses         74         31        195        146
                                        ------     ------     ------     ------
        Total expenses                     219        311        780      1,224
                                        ------     ------     ------     ------
Net income                              $  397     $  383     $  876     $1,031
                                        ======     ======     ======     ======

Financing Joint Venture

        The statements of operations of the financing joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
INCOME
Interest income - notes receivable        $ 39       $ 46       $121       $142
Other income                                 1          1          3          2
                                          ----       ----       ----       ----
        Total income                        40         47        124        144
                                          ----       ----       ----       ----

EXPENSES
Management fees to General Partner           2          2          4          4
General and administrative expenses        --         --         --           6
                                          ----       ----       ----       ----
        Total expenses                       2          2          4         10
                                          ----       ----       ----       ----
Net income                                $ 38       $ 45       $120       $134
                                          ====       ====       ====       ====

Foreclosed Cable Systems Joint Ventures

        The aggregate combined statements of operations of the foreclosed cable systems joint ventures are presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                         1996       1995        1996       1995
                                         ----       ----        ----       ----
INCOME
Subscriber revenue                      $  675     $  116      $1,848     $  355
Gain on sale of cable system               331       --           341       --
Other income                                14          2          31          5
                                        ------     ------      ------     ------
        Total income                     1,020        118       2,220        360
                                        ------     ------      ------     ------

EXPENSES
Depreciation and amortization              166         29         575         86
Program services                           193         44         595        111
Management fees to an affiliate
  of the General Partner                   341          5         402         16
General and administrative expenses        190         44         484        128
Provision for losses on accounts
  receivable                                 7          1          19          4
                                        ------     ------      ------     ------
        Total expenses                     897        123       2,075        345
                                        ------     ------      ------     ------
Net income (loss)                       $  123     $   (5)     $  145     $   15
                                        ======     ======      ======     ======

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Cash Distribution Fund IV and Subsidiary (the Partnership) reported net income of $1,893,000 during the three months ended September 30, 1996, as compared to net income of $514,000 for the three months ended September 30, 1995. During the nine months ended September 30, 1996, the Partnership reported net income of $4,839,000, as compared to net income of $2,828,000 during the same period in 1995.

        The Partnership reported an increase in total revenues of $93,000 during the three months ended September 30, 1996, as compared to the same period in 1995. This increase was primarily the result of increases in rental income of $262,000 and gain on the sale of equipment of $209,000 during the three months ended September 30, 1996, as compared to the same period in 1995. Included in rental income during the three and nine months ended September 30, 1996 is a settlement payment of $638,000 from a lessee that had defaulted in 1992.

         The decrease in earned income from financing leases of $222,000 and $766,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in the previous year, is reflective of a decrease in the Partnership's net investment in financing leases to $19.5 million at September 30, 1996 from $25.9 million at September 30, 1995. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method. This effect will be mitigated to some degree as the Partnership continues to invest in new financing leases over its life.

        The large gain on the sale of equipment during the nine months ended September 30, 1995, as compared to the same period in 1996, was primarily attributable to a negotiated sale of equipment leased by an emerging growth company that had been in default and the underlying equipment had been reduced through depreciation.

        The Partnership reported a gain on the sale of marketable securities of $977,000 during the nine months ended September 30, 1996, as compared to a gain on the sale of marketable securities of $206,000 during the nine months ended September 30, 1995. These securities consisted of common stock and stock warrants granted to the Partnership as part of a financing agreement with several emerging growth companies. In addition, the Partnership owns shares of common stock and stock warrants in emerging growth companies that are publicly traded with unrealized gains of $67,000 at September 30, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

        Total expenses decreased by $1,286,000 and $2,894,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. A majority of the decrease in total expenses was due to the decrease in depreciation expense of $783,000 and $1,752,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership. In addition, the Partnership experienced declines in most other expense categories during the three and nine months ended

September 30, 1996, when compared to the same period in 1995.

Cable Television System:

        Included in the total revenues of the Partnership is cable subscriber revenues from a cable television system the Partnership received as the result of a default on a note receivable. The Partnership assumed ownership of this cable television system on December 23, 1994. The revenues from this cable television system did not have a significant impact upon total revenues during the three and nine months ended September 30, 1996 and 1995.

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

    The Partnership reported net cash generated by equipment leasing, financing and cable television activities of $17,307,000 and $19,582,000 during the nine months ended September 30, 1996 and 1995, respectively. The net decrease in cash generated is due to a decrease in payments from notes receivable.

    Sales proceeds decreased during the nine months ended September 30, 1996, as compared to the same period in 1995. The decrease of $2,268,000 during the nine months ended September 30, 1996, compared to 1995, is attributable to a decrease in the amount of equipment sold as well as a decrease in the market value of such equipment. During the nine months ended September 30, 1996, the Partnership sold equipment with an aggregate original cost of $17.4 million, as compared to $30.8 million during the same period in 1995.

    The Partnership's outstanding debt was paid off during 1995. As a result, the Partnership did not make any payments of principal during 1996, as compared to payments of principal on its outstanding debt of $2,868,000 during the nine months ended September 30, 1995.

    The Partnership received cash distributions from joint ventures of $297,000 during the nine months ended September 30, 1996, as compared to cash distributions of $872,000 during the same period in 1995. Distributions from joint ventures were higher during 1995 due to the Partnership receiving a distribution of excess cash on hand from a new joint venture that was formed on August 1, 1994. The excess cash on hand of this new joint venture was generated from the proceeds received from the issuance of lease backed certificates by this joint venture. This joint venture is not expected to generate any significant amounts of cash available for distribution until the outstanding lease backed certificates of the joint venture are paid in full, since all of the rental and note payments being received are being used to pay off the lease backed certificates.

    The Partnership anticipates reinvesting a portion of the cash generated from operations in new leasing or financing transactions over the life of the
Partnership. During the nine months ended September 30, 1996, the Partnership purchased equipment leases with an aggregate original cost of $6.1 million, as compared to the $4 million acquired during the same period in 1995. The equipment owned by the Partnership at September 30, 1996 approximates $84.8 million, as compared to the $101.6 million of equipment owned at September 30, 1995.

    As of September 30, 1996, the Partnership owned equipment being held for lease with an original purchase price of $10,925,000 and a net book value of $961,000, compared to $14,357,000 and $1,257,000, respectively, at September 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

    The total cash distributed to partners for the nine months ended September 30, 1996 was $11,926,000, as compared to $12,059,000 for the same period in 1995. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $11,329,000 and $11,456,000 in distributions during the nine months ended September 30, 1996 and 1995, respectively. The cumulative cash distributions to limited partners as of September 30, 1996 is $84,466,000, as compared to $69,335,000 at September 30, 1995. The General Partner received $597,000 and $603,000 for its share of the cash available for distribution during the nine months ended September 30, 1996 and 1995, respectively. The Partnership currently anticipates making distributions to partners during 1997 at approximately the same rate as the distributions made during 1996.

    The  cash  to  be  generated  from  leasing  and  financing   operations  is
anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1996

                           Part II. Other Information.
                           ---------------------------


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

                               PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                    A CALIFORNIA LIMITED PARTNERSHIP
                                    --------------------------------
                                              (Registrant)

      Date                       Title                          Signature
      ----                       -----                          ---------


November 12, 1996      Chief Financial Officer,          /S/  PARITOSH K. CHOKSI
-----------------      Senior Vice President             -----------------------
                       and Treasurer of                  (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


November 12, 1996      Senior Vice President,            /S/ BRYANT J. TONG
-----------------      Financial Operations              -----------------------
                       (Principal Accounting Officer)    (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


November 12, 1996      Senior Vice President of          /S/ GARY W. MARTINEZ
-----------------      Phoenix Leasing Incorporated      -----------------------
                       General Partner                   (Gary W. Martinez)


November 12, 1996      Partnership Controller            /S/  MICHAEL K. ULYATT
-----------------      Phoenix Leasing Incorporated      -----------------------
                       General Partner                   (Michael K. Ulyatt)