Form 10-K
period 1996-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1997-03-27
CIK 853571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996      Commission File Number 0-18278


                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            California                                   68-0191380
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California                 94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

As of December 31, 1996, 6,242,943 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                         Page

                                     PART I

Item 1.    Business......................................................  3
Item 2.    Properties....................................................  4
Item 3.    Legal Proceedings.............................................  5
Item 4.    Submission of Matters to a Vote of Security Holders...........  5


                                     PART II

Item 5.    Market for the Registrant's Securities and Related
           Security Holder Matters.......................................  5
Item 6.    Selected Financial Data.......................................  5
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  6
Item 8.    Financial Statements and Supplementary Data...................  9
Item 9.    Disagreements on Accounting and Financial Disclosure Matters.. 28


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............ 28
Item 11.   Executive Compensation........................................ 29
Item 12.   Security Ownership of Certain Beneficial Owners and Management 29
Item 13.   Certain Relationships and Related Transactions................ 29


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...................................................... 30


Signatures............................................................... 31

                                     PART I

Item 1.    Business.

General Development of Business.

        Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the Partnership), was organized on August 22, 1989. The Partnership was registered with the Securities and Exchange Commission with an effective date of December 27, 1989 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 2000. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

        The  initial  public   offering  was  for  3,750,000  units  of  limited
partnership interest at a price of $20 per unit. During 1991, the Partnership increased the public offering up to a maximum of 6,500,000 units. The Partnership completed its public offering on December 27, 1991. As of December 27, 1991, the Partnership sold 6,492,727 units for a total capitalization of $129,847,540. Of the proceeds received through the offering, the Partnership has incurred $16,292,000 in organizational and offering expenses.

Narrative Description of Business.

Equipment Leasing and Financing Operations

        From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $266,852,000. The average initial firm term of contractual payments from equipment subject to lease was 43.09 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.71%. The average initial firm term of contractual payments from loans was
62.09 months.

        The Partnership's principal objective is to produce cash flow to the investors on a continuing basis over the life of the Partnership. To achieve this objective, the Partnership will invest in various types of capital equipment and other assets to provide leasing or financing of the same to third parties, including Fortune 1000 companies and their subsidiaries, middle-market companies, emerging growth companies, franchised businesses, pay television system operators and others, on either a long-term or short-term basis. The types of equipment that the Partnership will invest in will include, but is not limited to, computer peripherals, terminal systems, small computer systems, communications equipment, IBM mainframes, IBM-software compatible mainframes, office systems, CAE/CAD/CAM equipment, telecommunications equipment, cable television equipment, medical equipment, production and manufacturing equipment and software products.

        In addition to acquiring equipment for lease to third parties, the Partnership, either directly or through the investment in joint ventures, has provided limited financing to certain emerging growth companies, cable television operators, manufacturers and their lessees with respect to assets leased directly by such manufacturers to third parties. The Partnership maintains a security interest in the assets financed and in the receivables due under any lease or rental agreement relating to such assets. Such security interests constitute a lien on the equipment and will give the Partnership the right, upon default, to obtain possession of the assets.

        During the Partnership offering, the Partnership acquired significant amounts of equipment or assets and provided financing with the net offering proceeds. In addition, the Partnership has acquired equipment through the use of debt financing. The ratio of the outstanding debt to net capital contributions less any investment in Leveraged Joint Ventures at the end of the Partnership's offering period will not exceed one-to-one. The cash flow generated by such investments in equipment leases or financing transactions has been and will be used to provide for debt service, to provide cash distributions to the Partners and the remainder will be reinvested in capital equipment or other assets.

        The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1996, approximately 93% of the equipment owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

        Competition. The General Partner has concentrated the Partnership's activities in the equipment leasing and financing industry, an area where the General Partner has developed an expertise. The equipment leasing industry is extremely competitive. The Partnership competes with many well established companies having substantially greater financial resources. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the
Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

Cable Television System Operations.

        Phoenix Westcom Cablevision, Inc. (the Subsidiary), a wholly-owned subsidiary of the Partnership, owned a cable television system in the state of Arizona that was acquired through foreclosure on a defaulted note receivable to the Partnership on December 23, 1994. The net carrying value of the Partnership's share of this defaulted note receivable was approximately $885,000. Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the system. On October 23, 1996, Phoenix Westcom Cablevision, Inc. sold all the assets used in the operations of its cable television system receiving proceeds of approximately $735,000, resulting in a loss on sale of the assets of the cable system of $64,000. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

Other.

        A brief description of the type of assets in which the Partnership has invested as of December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.


Item 2.    Properties.

Equipment Leasing and Financing Operations.

        The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans.

        As of December 31, 1996, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $95,937,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1996.

                                                                  Percentage of
       Asset Types                         Purchase Price(1)      Total Assets
       -----------                         -----------------      -------------
                                        (Amounts in Thousands)

Capital Equipment Leased to Emerging
 Growth Companies                              $ 23,644                25%
Computer Peripherals                             19,255                20
Furniture and Fixtures                           18,491                19
Small Computer Systems                            8,611                 9
Financing Related to Emerging
 Growth Companies                                 7,268                 8
Computer Mainframes                               5,644                 6
Miscellaneous                                     5,107                 5
Financing of Other Businesses                     4,357                 4
Telecommunications                                2,769                 3
Financing Related to Pay TV Systems
 and Other Media                                    791                 1
                                               --------               ---

TOTAL                                          $ 95,937               100%
                                               ========               ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $6,785,000, a financing joint venture of $290,000, cost of equipment on financing leases of $39,970,000 and original cost of outstanding loans of $12,126,000 at December 31, 1996.


Item 3.    Legal Proceedings.

        The Registrant is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

        (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

        (b)Approximate Number of Equity Security Investments:

                                                      Number of Unit Holders
                     Title of Class                   as of December 31, 1996
           ----------------------------------         -----------------------

           Limited Partners                                    8,343


Item 6.    Selected Financial Data.


                              1996(1)   1995(1)   1994(1)    1993      1992
                             --------  --------  --------  --------  --------
                            (Amounts in Thousands Except for Per Unit Amounts)


Total Income                 $ 12,926  $ 15,469  $ 20,589  $ 35,234  $ 41,748

Net Income (loss)               5,856     4,228    (1,217)      980     4,440

Total Assets                   39,575    50,262    66,299    99,380   138,814

Long-term Debt Obligations       --        --         114     3,656    17,668

Distributions to Partners      15,880    16,062    16,174    16,289    16,189

Net Income (loss) per
 Limited Partnership Unit         .81       .41      (.19)      .03       .56

Distributions per Limited
 Partnership Unit                2.40      2.40      2.40      2.41      2.38

(1) These amounts reflect the consolidated activity of the Partnership and its subsidiary.

        The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Cash Distribution Fund IV and Subsidiary (the Partnership) reported net income of $5,856,000 for the year ended December 31, 1996, as compared to $4,228,000 during 1995 and a net loss of $1,217,000 during 1994. The increase in earnings during 1996 and 1995, as compared to the respective previous year, is due to a decrease in total expenses, primarily depreciation, that exceeded the decrease in total revenues.

        The decrease in total revenues of $2,543,000 for the year ended December 31, 1996, as compared to 1995, is primarily the result of a decrease in rental income of $2,021,000, and to a lesser extent, a decrease in earned income from financing leases of $965,000. The decrease in total revenues of $5,120,000 during the year ended December 31, 1995, as compared to the same period in 1994, was primarily attributable to a decrease in rental income of $3,783,000, as well as, decreases in earned income from financing leases of $1,233,000 and interest income from notes receivable of $838,000.

        The decrease in rental income during 1996 and 1995, as compared to the same period in the previous year, is a reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $76.7 million at December 31, 1996 ,as compared to $96 million at December 31, 1995. Partially offsetting this factor, in 1996, is a settlement payment which is included in rental income of $638,000 from a lessee that had defaulted in 1992.

        An additional factor contributing to the decline in rental income in 1995, was the increase in the amount of equipment being held for lease. During 1994, many of the initial lease terms of the Partnership's equipment began to expire. As a result, the Partnership must either renew the leases with the current lessee, remarket the equipment to new lessees or sell the equipment. Until new lessees or buyers of equipment can be found, the equipment continued to generate depreciation expense without any corresponding rental income. The effect of this was a reduction of the Partnership earnings during this remarketing period.

         The decrease in earned income from financing leases during 1996 and 1995, as compared to the same period in the previous year, is due to a decrease in the Partnership's net investment in financing lease to $17 million at December 31, 1996 from $24.7 million at December 31, 1995. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting. This effect will be mitigated to some degree as the Partnership continues to invest in new financing leases over its life. During both 1996 and 1995, the Partnership invested $6.4 million in new financing leases.

        The Partnership reported a gain on the sale of securities of $977,000 on proceeds from the sale of securities of $1,005,000 during the year ended December 31, 1996, as compared to a gain of $235,000 on proceeds of $235,000 during 1995, and a gain of $118,000 on proceeds of $118,000 during 1994. These securities consisted of common stock and stock warrants granted to the Partnership as part of a financing agreement with several emerging growth companies. The Partnership owns shares of common stock and stock warrants in emerging growth companies that are publicly traded with unrealized gains of $525,000 at December 31, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

        An additional factor contributing to the decline in total revenues for the year ended December 31, 1995, compared to 1994, was the reduction in interest income from notes receivable of $838,000. This decline was due to a decrease in the net carrying value of outstanding notes as well as an increase in impaired notes receivable. During 1995, the Partnership received payoffs of $1,251,000 from three notes receivable and foreclosed upon another note receivable. As a result, the Partnership applied $133,000 of its allowance for losses on notes receivable during 1995. This activity was the primary reason for the decrease in interest income and the decreased net carrying value of notes receivable to $5.4 million at December 31, 1995 from $8.9 million at December 31, 1994. At December 31, 1995, the Partnership held notes receivable that are classified as impaired with a net carrying value of $2,747,000. The Partnership does not accrue interest income on notes receivable that have been determined to be impaired.

        In contrast, interest income from notes receivable had a small increase of $45,000 for the year ended December 31, 1996, as compared to 1995. This increase in interest income from notes receivable is primarily the result of a settlement received from a note receivable which was considered to be impaired from a cable television system operator and new investments in notes receivable. The Partnership received $856,000 as a settlement which was applied to the

$605,000 outstanding note receivable balance and the remainder of $251,000 was recognized as interest income from notes receivable. During the year ended December 31, 1996, the Partnership made new investments in notes receivable of $2,440,000 compared to $1,856,000 during 1995.

        Partially offsetting the factors contributing to the increase in interest income from notes receivable for the year ended December 31, 1996, as compared to the previous year, is the decline in the net carrying value of the notes receivable. The net carrying value of the outstanding notes receivable at December 31, 1996 is $4.6 million compared to $5.4 million at December 31, 1995.

        Total expenses decreased by $4,252,000 and $10,524,000 during 1996 and 1995, respectively, as compared to the same period in the previous year. A majority of the decrease in total expenses is due to the decrease in depreciation expense of $2,360,000 and $7,488,000 during 1996 and 1995, respectively, as compared to the same period in the previous year. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership. In addition, the Partnership experienced declines in most other expense categories during 1996 and 1995, when compared to the same period in the previous year.

        Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.

Cable Television System:

        Included in other income for 1996 and 1995 is cable subscriber revenues from a wholly-owned subsidiary (Phoenix Westcom Cablevision, Inc) of the Partnership. The cable television system was acquired through foreclosure on a defaulted note receivable to the Partnership on December 23, 1994. As a result, there were no results of operations from this cable television system during 1994.

        On October 10, 1996, Phoenix Westcom Cablevision Inc. sold all of its tangible and intangible assets used in the operation of its cable television system for proceeds of $735,000 resulting in a loss on the sale of these assets of $64,000. This loss on sale is included in other income during 1996. As a result of the sale of the cable television system's assets, the subsidiary ceased operations. The revenues from this cable television system have not had a significant impact upon total revenues during 1996 and 1995.


Liquidity and Capital Resources

        The Partnership's primary source of liquidity is derived from its contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts, and from payments of principal and interest on its outstanding notes receivable. As the initial lease terms expire, the Partnership will re-lease or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting the contractual amounts owed, as well as re-leasing and selling the Partnership's equipment as it comes off lease.

        The Partnership reported net cash generated by equipment leasing, financing and cable television activities of $23,034,000 during 1996, as compared to $26,689,000 and $38,461,000 during 1995 and 1994, respectively. The decrease in the net cash generated during 1996 and 1995 is due to a decrease in rental income and payments on notes receivable and financing leases.

        The Partnership received proceeds from the sale of equipment of $925,000 during the year ended December 31, 1996 compared to $3,428,000 and $4,869,000 received in 1995 and 1994, respectively. The decrease in sales proceeds in 1996 and 1995 is attributable to a decrease in the amount of equipment sold as well as a decrease in the market value of the equipment sold. During 1996, the Partnership sold equipment with an aggregate original cost of $25.8 million compared to $38.8 million during 1995 and $48.3 million during 1994.

        The Partnership's outstanding debt was paid off in full during 1995. As a result , the Partnership did not make any payments of principal during 1996, as compared to payments of principal on its outstanding debt of $3,195,000 in 1995 and $14,311,000 in 1994.

        The Partnership received cash distributions from joint ventures of $727,000 during 1996, as compared to cash distributions of $1,195,000 during 1995 and $9,713,000 during 1994. Distributions from joint ventures were higher during 1995, as compared to 1996, due to the Partnership receiving a distribution of excess cash on hand from a joint venture that was formed on August 1, 1994. During 1994, this newly formed joint venture made a significant distribution as a result of it receiving proceeds from the issuance of lease backed certificates. As a result, this joint venture made a distribution of the proceeds to the Partnership. This joint venture was not expected to generate any significant amounts of cash available for distribution until the outstanding debt of this joint venture was paid in full. In November of 1996, the outstanding debt had been repaid in full. This joint venture is expected to begin making distributions to the Partnership in 1997.

        The Partnership anticipates reinvesting a portion of the cash generated from operations in new leasing or financing transactions over the life of the Partnership. During 1994, 1995 and 1996, the Partnership purchased equipment leases with an aggregate original cost of $6.4 million, $6.4 million and $14.8 million, respectively. The equipment owned by the Partnership at December 31, 1996 approximates $76.7 million, as compared to $96 million at December 31, 1995 and $128.4 million at December 31, 1994.

        As of December 31, 1996, the Partnership owned equipment being held for lease with an original purchase price of $17,496,000 and a net book value of $1,015,000 , compared to $8,349,000 and $997,000, respectively, at December 31, 1995 and $21,667,000 and $1,855,000, respectively, at December 31, 1994. The
General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

        The total cash distributed to partners during 1996 was $15,880,000, as compared to $16,062,000 during 1995 and $16,174,000 during 1994. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $15,085,000, $15,258,000 and $15,364,000 during 1996, 1995 and 1994, respectively. The cumulative cash distributions to limited partners was $88,222,000 at December 31, 1996, as compared to $73,137,000 at December 31, 1995 and $57,879,000 at December 31, 1994. The
General Partner received $795,000, $804,000 and $810,000 for its share of the cash available for distribution during 1996, 1995 and 1994, respectively. The Partnership currently anticipates making distributions to partners during 1997 at approximately the same rate as 1996.

        The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

        Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets .

        Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                     A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                              YEAR ENDED DECEMBER 31, 1996

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


The Partners
Phoenix Leasing Cash Distribution Fund IV, a California limited partnership

We have audited the consolidated financial statements of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership, and Subsidiary, listed in the accompanying index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership, and Subsidiary, at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            ERNST & YOUNG LLP


San Francisco, California
  January 20, 1997

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)

                                                             December 31,
                                                          1996          1995
                                                        --------      --------
ASSETS

Cash and cash equivalents                               $ 12,134      $ 11,571

Accounts receivable (net of allowance for
  losses on accounts receivable of $424
  and $548 at December 31, 1996 and 1995,
  respectively)                                              484           603

Notes receivable (net of allowance for losses
  on notes receivable of $2,224 and $2,241 at
  December 31, 1996 and 1995 respectively)                 4,654         5,428

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $26,179 and $32,579 at December 31, 1996 and
  1995, respectively)                                      1,376         2,576

Net investment in financing leases (net of
  allowance for early terminations of $941 and
  $755 at December 31, 1996 and 1995, respectively)       16,973        24,685

Investment in joint ventures                               2,278         2,451

Capitalized acquisition fees (net of accumulated
  amortization of $9,695 and $8,961 at December
  31, 1996 and 1995, respectively)                           957         1,336

Other assets                                                 719         1,612
                                                        --------      --------

    Total Assets                                        $ 39,575      $ 50,262
                                                        ========      ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                 $  1,511      $  1,817
                                                        --------      --------

    Total Liabilities                                      1,511         1,817
                                                        --------      --------

Partners' Capital:

  General Partner                                           --            --

  Limited  Partners, 6,500,000 units authorized,
    6,492,727 units issued, 6,242,943 and
    6,318,955 units outstanding at December 31,
    1996 and 1995, respectively                           37,539        48,068

  Unrealized gain on available-for-sale securities           525           377
                                                        --------      --------

    Total Partners' Capital                               38,064        48,445
                                                        --------      --------

    Total Liabilities and Partners' Capital             $ 39,575      $ 50,262
                                                        ========      ========

                 The accompanying notes are an integral part of
                                these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------

INCOME

  Rental income                                  $  6,209  $  8,230  $ 12,013

  Earned income, financing leases                   3,372     4,337     5,570

  Interest income, notes receivable                 1,202     1,157     1,995

  Gain on sale of securities                          977       235       118

  Equity in earnings from joint ventures, net         412       596       429

  Other income                                        754       914       464
                                                 --------  --------  --------

    Total Income                                   12,926    15,469    20,589
                                                 --------  --------  --------


EXPENSES

  Depreciation                                      3,290     5,650    13,138

  Amortization of acquisition fees                    733     1,089     2,192

  Lease related operating expenses                    296       481       760

  Management fees to General Partner                  971     1,202     1,658

  Interest expense                                   --          81       489

  Reimbursed administrative costs to
   General Partner                                    734       914       858

  Provision for losses on receivables                 338       904     1,889

  Legal expenses                                      203       326       466

  General and administrative expenses                 465       635       356
                                                 --------  --------  --------

    Total Expenses                                  7,030    11,282    21,806
                                                 --------  --------  --------


NET INCOME (LOSS) BEFORE INCOME TAXES               5,896     4,187    (1,217)

  Income tax benefit (expense) of subsidiary          (40)       41      --
                                                 --------  --------  --------

NET INCOME (LOSS)                                $  5,856  $  4,228  $ (1,217)
                                                 ========  ========  ========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT   $    .81  $    .41  $   (.19)
                                                 ========  ========  ========

ALLOCATION OF NET INCOME (LOSS):

  General Partner                                $    795  $  1,626  $    (12)

  Limited Partners                                  5,061     2,602    (1,205)
                                                 --------  --------  --------

                                                 $  5,856  $  4,228  $ (1,217)
                                                 ========  ========  ========

                 The accompanying notes are an integral part of
                                these statements.




                             PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                           A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                           (Amounts in Thousands Except for Unit Amounts)

                                      General
                                     Partner's   Limited Partners'   Unrealized   Total
                                      Amount    Units        Amount    Gains      Amount
                                     ---------  -------------------  ----------   ------
Balance, December 31, 1993            $   -     6,407,825   $78,119     $  -    $ 78,119

Distributions to partners ($2.40
  per limited partnership unit)         (810)          -    (15,364)       -     (16,174)

Redemptions of capital                    -       (38,405)     (403)       -        (403)

Net loss                                 (12)          -     (1,205)       -      (1,217)
                                      ------    ---------   -------     -----   --------

Balance, December 31, 1994              (822)   6,369,420    61,147        -      60,325

Distributions to partners ($2.40
  per limited partnership unit)         (804)          -    (15,258)       -     (16,062)

Redemptions of capital                    -       (50,465)     (423)       -        (423)

Net income                             1,626           -      2,602        -       4,228

Change for the year in unrealized
  gain on available-for-sale
  securities                              -            -         -        377        377
                                      ------    ---------   -------     -----   --------

Balance, December 31, 1995                -     6,318,955    48,068       377     48,445

Distributions to partners ($2.40
  per limited partnership unit)         (795)          -    (15,085)       -     (15,880)

Redemptions of capital                    -       (76,012)     (505)       -        (505)

Net income                               795           -      5,061        -       5,856

Change for the year in unrealized
  gain on available-for-sale
  securities                             -             -         -        148        148
                                      ------    ---------   -------     -----   --------

Balance, December 31, 1996            $  -      6,242,943   $37,539     $ 525   $ 38,064
                                      ======    =========   =======     =====   ========

                             The accompanying notes are an integral part of
                                             these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
Operating Activities:
  Net income (loss)                              $  5,856  $  4,228  $ (1,217)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation                                  3,290     5,650    13,138
      Amortization of acquisition fees                733     1,089     2,192
      Gain on sale of equipment                      (381)     (845)     (695)
      Gain on sale of securities                     (977)     (235)     (118)
      Loss on sale of assets of the cable
        television system                              64      --        --
      Equity in earnings from joint ventures, net    (412)     (596)     (429)
      Provision for early termination,
        financing leases                              352       408       718
      Provision for (recovery of) losses on
        notes receivable                              (17)      110       908
      Provision for losses on accounts receivable       3       386       263
      Decrease (increase) in accounts receivable       88       (99)      816
      Decrease in accounts payable and accrued
        expenses                                     (118)   (1,000)     (904)
      Decrease in other assets                         92       163        98
      Decrease (increase) in deferred income
        tax asset                                      40       (40)     --
                                                 --------  --------  --------
Net cash provided by operating activities           8,613     9,219    14,770
                                                 --------  --------  --------

Investing Activities:
  Principal payments, financing leases             11,263    12,522    14,897
  Principal payments, notes receivable              3,158     4,948     8,794
  Proceeds from sale of equipment                     925     3,428     4,869
  Proceeds from sale of securities                  1,005       235       118
  Proceeds from sale of assets of the cable
    television system                                 735      --        --
  Distributions from joint ventures                   727     1,195     9,713
  Purchase of equipment                              --          (5)     (392)
  Investment in financing leases                   (6,446)   (6,424)  (14,750)
  Cable systems, property and equipment               (36)      (95)     --
  Investment in notes receivable                   (2,440)   (1,856)   (2,738)
  Investment in joint ventures                        (69)     --        (290)
  Investment in securities                            (28)     --        --
  Payment of acquisition fees                        (459)     (319)     (788)
                                                 --------  --------  --------
Net cash provided by investing activities           8,335    13,629    19,433
                                                 --------  --------  --------

Financing Activities:
  Payments of principal, notes payable               --      (3,195)  (14,311)
  Redemptions of capital                             (505)     (423)     (403)
  Distributions to partners                       (15,880)  (16,062)  (16,174)
                                                 --------  --------  --------
Net cash used by financing activities             (16,385)  (19,680)  (30,888)
                                                 --------  --------  --------

Increase in cash and cash equivalents                 563     3,168     3,315

Cash and cash equivalents, beginning of period     11,571     8,403     5,088
                                                 --------  --------  --------

Cash and cash equivalents, end of period         $ 12,134  $ 11,571  $  8,403
                                                 ========  ========  ========

Supplemental Cash Flow Information:
  Cash paid for interest expense                 $   --    $     81  $    504

                 The accompanying notes are an integral part of
                                these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


Note 1.    Organization and Partnership Matters.

        Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the Partnership), was formed on July 14, 1989, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis and provide financing to emerging growth companies and cable television system operators. The Partnership met its minimum investment requirements on January 12, 1990. The Partnership's termination date is December 31, 2000.

        The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of reducing the risks of financing or acquiring certain capital equipment leased to third parties (see Note 6).

        On December 23, 1994, the Partnership foreclosed upon a cable television system in Arizona that was in default on a loan payable to the Partnership with a carrying amount of approximately $885,000 which was carried over to the basis in the cable system. Phoenix Westcom Cablevision, Inc. (the Subsidiary), a wholly owned subsidiary of the Partnership, was formed under the laws of Nevada on August 5, 1994 to own and operate the foreclosed cable television system.
Phoenix Westcom Cablevision, Inc. is a wholly-owned subsidiary of the Partnership (hereinafter, the Partnership and the Subsidiary are collectively referred to as the Consolidated Partnership). The acquisition of Westcom Cablevision by the Subsidiary through foreclosure was accounted for using the "purchase method" of accounting in which the net carrying value of the loan was allocated to the net assets in accordance with the relative fair market value of the assets acquired and liabilities assumed.

        On October 23, 1996, Phoenix Westcom Cablevision, Inc. sold the assets used in the operation of the cable television system receiving net proceeds of approximately $735,000, recognizing a loss on sale of the assets of this cable television system of $64,000. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

        For financial reporting purposes, Partnership income shall be allocated as follows: (a) first, to the General Partner until the cumulative income so allocated is equal to the cumulative distributions to the General Partner, (b) second, one percent to the General Partner and 99% to the Limited Partners until the cumulative income so allocated is equal to any cumulative Partnership loss and syndication expenses for the current and all prior accounting periods, and
(c) the balance, if any, to the Unit Holders. All Partnership losses shall be allocated one percent to the General Partner and 99% to the Unit Holders.

        The General Partner is entitled to receive five percent of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of twelve percent per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until December 31, 1996, the General Partner's interest in Cash Available for Distribution is subordinated in any calendar quarter until the Limited Partners receive quarterly distributions equal to three percent of their Capital Contributions (i.e., 12% per annum), prorated for any partial period.

        In the event the General Partner has a deficit balance in its capital account at the time of Partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership.

        As compensation for management services subject to certain limitations, the General Partner receives a fee, payable quarterly, in an amount equal to 3.5% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include, but are not limited to, rental receipts, maintenance fees, proceeds from the sale of equipment and interest income.

        The General Partner will be compensated for services performed in connection with the analysis of assets available to the Partnership, the selection of such assets and the acquisition thereof, including obtaining lessees for the equipment, negotiating and concluding master lease agreements with certain lessees. As compensation for such acquisition services, the General

Partner will receive a fee equal to four percent, subject to certain limitations, of (a) the purchase price of equipment acquired by the Partnership or equipment leased by manufacturers, the financing for which is provided by the Partnership, or (b) financing provided to businesses such as cable operators, emerging growth companies, or other businesses, payable upon such acquisition or financing, as the case may be. Acquisition fees are amortized over the life of the assets principally on a straight-line basis.

        Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provided day to day management services in connection with the operation of the Subsidiary. The Subsidiary paid a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the Subsidiary level were not subject to management fees at the Partnership level.

        A schedule of compensation paid and distributions made to the General Partner and affiliate for the years ended December 31, follows:

                                            1996       1995      1994
                                          -------    -------   -------
                                              (Amounts in Thousands)
      Management fees                     $   971    $ 1,202   $ 1,658
      Acquisition fees                        355        329       715
      Cash distributions                      795        804       810
                                          -------    -------   -------

                                          $ 2,121    $ 2,335   $ 3,183
                                          =======    =======   =======


Note 2.    Summary of Significant Accounting Policies.

      Principles of Consolidation. The 1996, 1995 and 1994 consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Phoenix Westcom Cablevision, Inc., since the date of acquisition, December 23, 1994. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment. The Partnership reviews its estimates of residual value at least annually. If a decline in value has occurred which is other than temporary, a reduction in the investment is recognized currently.

        Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated. The Partnership's leased equipment is depreciated primarily using an accelerated depreciation method over the estimated useful life of six years.

        The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses including depreciation. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and may provide additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided additional depreciation expense of $544,000, $679,000, and $1,579,000 ($.09, $.11 and $.25 per limited partnership unit) for the years ended December 31, 1996, 1995 and 1994, respectively.

        Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

      Cable Television System Operations. The consolidated statement of operations includes the operating activity of the Subsidiary for the years ended December 31, 1996 and 1995 and for the period from the date of acquisition (December 23, 1994) to December 31, 1994. The Subsidiary's cable operations consisted of a cable system located in the counties of Maricopa and Mohave in the State of Arizona and consisted of headend equipment and 69 miles of plant passing, approximately 2,060 homes and approximately 737 cable subscribers. The

Subsidiary's cable television system served the communities of Cave Creek, Perryville and Peach Springs. The Subsidiary operated under four non-exclusive franchise agreements with the Town of Cave Creek, Maricopa County, Yavapai County and the Hualapai Tribe in Mohave County.

      As of December 31, 1995, the Consolidated Partnership held $909,000 in property, cable system and equipment which has been included in Other Assets on the balance sheet. Property, cable system and equipment were depreciated using the straight-line method over the estimated service lives ranging from five to 10 years. Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

      Cable television services were billed monthly in advance. Revenue was deferred and recognized as the services were provided.

      Investments in Joint Ventures. Minority investments in net assets of the equipment, financing and foreclosed cable systems joint ventures reflect the Consolidated Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Consolidated Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

      Investment  in   Available-for-Sale   Securities.   The   Partnership  has
investments in stock warrants in public companies. The Partnership has classified its investments in stock warrants as available-for-sale in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at their fair market value, with unrealized gains and losses reported as a separate component of partners' capital. The stock warrants held by the Partnership were granted by certain lessees or borrowers as additional compensation for leasing or financing equipment. At the date of grant, such warrants were determined to have no fair market value and were recorded at their historical cost of $0.

      Notes  Receivable.   Notes  receivable   generally  are  stated  at  their
outstanding unpaid principal balances, which includes accrued interest. Interest income is accrued on the unpaid principal balance.

      Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

      Allowance for Losses. An allowance for losses is established through provisions for losses charged against income. Notes receivable deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.

      Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

      Cash and Cash Equivalents. Cash and cash equivalents include deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days. The Partnership places its cash deposits in temporary cash investments with credit worthy, high quality financial institutions. The concentration of such cash deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

      Non-Cash Investing Activities. During 1996, the Partnership, along with other affiliated partnerships managed by the General Partner, obtained title to a cable television company that had been pledged as collateral for a non-performing note. As a result, the Partnership reclassified $73,000 to Investment in Joint Ventures on the balance sheet.

      During the year ended December 31, 1996 and 1995, the Partnership recorded an unrealized gain on available-for-sale securities which has been included in Other Assets of $148,000 and $377,000, respectively.

      During 1995, the Partnership foreclosed on a note receivable which was reclassified from Notes Receivable to Investment in Joint Ventures on the balance sheet. The amount of such reclassification was $230,000.

      Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 3.    Accounts Receivable.

      Accounts receivable consist of the following at December 31:

                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Lease payments                                     $   763   $   891
        Reimbursement for property taxes                       122       181
        General Partners and Affiliates                          7        39
        Other                                                   16        40
                                                           -------   -------
                                                               908     1,151
        Less:  allowance for losses on
                accounts receivable                           (424)     (548)
                                                           -------   -------

           Total                                           $   484   $   603
                                                           =======   =======


Note 4.    Notes Receivable.

      Notes receivable consist of the following at December 31:

                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Notes receivable from emerging growth
         companies, with stated interest ranging
         from 10% to 21% per annum, receivable in
         installments ranging from 31 to 60 months,
         collateralized by a security interest in
         the equipment financed.                           $ 4,941   $ 4,584

        Notes receivable from cable television system
         operators with stated interest ranging from 11%
         to 13% per annum, receivable in installments
         ranging from 78 to 96 months, collateralized by
         a security interest in the cable system assets
         These notes have a graduated repayment schedule
         followed with a balloon payment.                      524     1,332

        Notes receivable from other businesses with
         stated interest ranging from 14% to 16% per
         annum, receivable in installments ranging from
         36 to 85 months, collateralized by the equipment
         financed.                                           1,413     1,753
                                                           -------   -------
                                                             6,878     7,669

        Less:  allowance for losses on notes receivable     (2,224)   (2,241)
                                                           -------   -------

        Total                                              $ 4,654   $ 5,428
                                                           =======   =======

        The Partnership's notes receivable to cable television system operators provide for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate is added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, the amount of interest being recognized on the Partnership's outstanding notes receivable to cable television system operators is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off.

        At December 31, 1996, the recorded investment in notes that are considered to be impaired was $2,060,000. Included in this amount is $1,938,000 of impaired notes for which the related allowance for losses is $1,916,000 and $122,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $2,479,000. The Partnership recognized $287,000 of interest income on impaired notes receivable during the year ended December 31, 1996.

        At December 31, 1995, the recorded investment in notes that are considered to be impaired was $2,747,000. Included in this amount is $2,086,000 of impaired notes for which the related allowance for losses was $1,818,000 and $661,000 of impaired notes for which there was no allowance. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $3,490,000. The Partnership recognized $107,000 of interest income on impaired notes receivable during the year ended December 31, 1995.

        On February 14, 1996, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. Upon foreclosure, this note was reclassified to Investment in Joint Ventures on the balance sheet. The Partnership's net carrying value for this outstanding note receivable was $73,000, for which the Partnership had an allowance for losses on notes of $17,000. This allowance of $17,000 was reversed and recognized as income during the year ended December 31, 1996. This joint venture subsequently sold the cable system on August 30, 1996 at a small gain.

        During the year ended December 31, 1996, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired. The Partnership received a recovery of $856,000 as a settlement which was applied to the $605,000 outstanding note receivable balance and the difference of $251,000 was recognized as interest income from notes receivable during the year ended December 31, 1996.

        The Partnership received payoffs during the year ended December 31, 1995 from three of its impaired notes receivable from cable television system operators and foreclosed upon the assets of another note receivable from a cable television operator.

        The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Beginning balance                                  $ 2,241   $ 2,264
           Provision for (recovery of) losses                  (17)      110
           Write downs                                        --        (133)
                                                           -------   -------
        Ending balance                                     $ 2,224   $ 2,241
                                                           =======   =======


Note 5.    Equipment on Operating Leases and Investment in Financing Leases.

        Equipment on lease consists primarily of computer peripheral, small computers and other capital equipment.

        The Partnership's operating leases are for initial lease terms of approximately 24 to 48 months. During the remaining terms of existing operating leases, the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

        The Partnership has entered into direct lease arrangements with businesses in different industries located throughout the United States.
Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

        The net investment in financing leases consists of the following at December 31:

                                                             1996      1995
                                                           --------  --------
                                                         (Amounts in Thousands)

        Minimum lease payments to be received              $ 21,308  $ 30,719
        Estimated residual value of leased equipment
         (ungaranteed)                                            9        22
        Less: unearned income                                (3,403)   (5,301)
              allowance for early termination                  (941)     (755)
                                                           --------  --------

        Net investment in financing leases                 $ 16,973  $ 24,685
                                                           ========  ========

        Minimum rentals to be received on noncancellable operating and financing leases for the years ended December 31 are as follows:

                                                          Operating  Financing
                                                          ---------  ---------
                                                          (Amounts in Thousands)

        1997...........................................    $  1,395  $ 10,280
        1998...........................................         844     6,679
        1999...........................................         596     3,344
        2000...........................................         217       879
        2001...........................................           7       126
                                                           --------  --------

        Total                                              $  3,059  $ 21,308
                                                           ========  ========

        The net book value of equipment held for lease at December 31, 1996 and 1995 amounted to $1,015,000 and $997,000, respectively.


Note 6.    Investment in Joint Ventures.

Equipment Joint Venture.

        On August 1, 1994, the Partnership entered into an agreement along with two other affiliated partnerships to contribute certain leased assets and notes receivable (the "Assets") to Phoenix Acceptance Limited Liability Company, a Delaware limited liability company (the "Joint Venture") in exchange for a 44.97% equity interest in the Joint Venture. The interest received in the Joint Venture was accounted for at the historical cost basis of the Assets transferred. The Partnership has accounted for its net investment in this Joint Venture using the equity method of accounting. The Joint Venture was organized to hold title to the assets and subsequently transfer such assets to a trust for the purpose of the trust issuing two classes of lease backed certificates to third parties in exchange for cash proceeds. The transaction between the Joint Venture and the trust has been accounted for as a financing arrangement. The Joint Venture retains a residual interest in the assets transferred through the ownership of a third class of subordinated trust certificates. The lease backed certificates are recourse only to the assets used to collateralize the obligation.

        The net carrying value of such assets contributed by the Partnership to the Joint Venture was approximately $11.2 million and the total carrying value of all of the assets contributed by all three partnerships approximated $24.7 million. The net proceeds from the issuance of the lease backed certificates are being distributed back to the partnerships who contributed to the Joint Venture. On August 5, 1994, the Joint Venture received proceeds from the issuance of the 7.10% Class A lease backed certificates in the principal amount of $18.5 million. On August 12, 1994, the Joint Venture received proceeds from the issuance of the 8.25% Class B lease backed certificates in the principal amount of $5.3 million. The lease backed certificates were paid in full in November 1996.

        The Equipment Joint Venture owned by the Partnership, along with its percentage ownership is as follows:

                                                               Weighted
        Joint Venture                                     Percentage Interest
        -------------                                     -------------------

        Phoenix Acceptance Limited Liability Company             44.97%

        An analysis  of the  Partnership's  investment  in the  Equipment  Joint Venture is as follows:
                      Net Investment                                               Net Investment
                       at Beginning                    Equity in                       at End
Date                    of Period      Contributions   Earnings     Distributions    of Period
----                  --------------   -------------   ---------    -------------  --------------
                                              (Amounts in Thousands)
Year Ended
  December 31, 1994       $  -            $11,224       $ 408          $ 9,658          $1,974
                          ======          =======       =====          =======          ======

Year Ended
  December 31, 1995       $1,974          $  -          $ 533          $   850          $1,657
                          ======          =======       =====          =======          ======

Year Ended
  December 31, 1996       $1,657          $    69       $ 393          $   483          $1,636
                          ======          =======       =====          =======          ======

        The aggregate financial information of the Equipment Joint Venture as of December 31 and for the years then ended is presented as follows:

                                  BALANCE SHEET

                                     ASSETS

                                                              December 31,
                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Cash and cash equivalents                          $   490   $ 1,384
        Accounts receivable                                     59        14
        Equipment on operating lease                           155       347
        Net investment in finance leases                     2,930     8,816
        Other assets                                           368     1,018
                                                           -------   -------

           Total Assets                                    $ 4,002   $11,579
                                                           =======   =======


                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                   $   382   $   761
        Lease backed certificates                             --       7,150
        Partners' capital                                    3,620     3,668
                                                           -------   -------

           Total Liabilities and Partners' Capital         $ 4,002   $11,579
                                                           =======   =======


                             STATEMENT OF OPERATIONS

                                     INCOME

                                                     For the Years Ended
                                                         December 31,
                                                   1996      1995      1994
                                                 -------   -------   -------
                                                    (Amounts in Thousands)


        Earned income, financing leases          $   855   $ 1,924   $ 1,515
        Rental income                                536       196      --
        Gain on sale of equipment                    453       465        26
        Other income                                 181       361       239
                                                 -------   -------   -------

           Total Income                            2,025     2,946     1,780
                                                 -------   -------   -------

                                            EXPENSES

        Depreciation                                 261       104         4
        Management fee to the General Partner        284       283       192
        Interest expense                             221       924       633
        Other expenses                               383       450        43
                                                 -------   -------   -------

           Total Expenses                          1,149     1,761       872
                                                 -------   -------   -------

           Net Income                            $   876   $ 1,185   $   908
                                                 =======   =======   =======

        As of December 31, 1996 and 1995 the Partnership's pro rata interest in the Equipment Joint Venture's net book value of off-lease equipment was $2,000 and $11,000, respectively.

        The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross revenues of the Equipment Joint Venture. A management fee of $743,000 based on cash distributed to the venturers was paid to the General Partner in 1994. Such fees have been capitalized and fully amortized. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture.

        The Partnership owns an interest in a Financing Joint Venture. This investment is accounted for using the equity method of accounting. The other partners of the venture are entities organized and managed by the General Partner.

        The  following  information  summarizes  the  Partnership's   respective
interest in the Financing Joint Venture.

                                                            Weighted
            Joint Venture                             Percentage Interest
            -------------                             -------------------

        Phoenix Joint Venture 1994-2                         25.00%

        An analysis of the  Partnership's  investment  account in the  Financing Joint Venture is as follows:
                      Net Investment                                                 Net Investment
                       at Beginning                    Equity in                         at End
Date                    of Period      Contributions   Earnings     Distributions       of Period
----                  --------------   -------------   ---------    -------------    --------------
                                                   (Amounts in Thousands)
Year Ended
  December 31, 1994       $ -              $290          $  1            $-              $ 291
                          =====            ====          ====            ====            =====

Year Ended
  December 31, 1995       $ 291            $-            $ 44            $ 64            $ 271
                          =====            ====          ====            ====            =====

Year Ended
  December 31, 1996       $ 271            $-            $ 39            $ 86            $ 224
                          =====            ====          ====            ====            =====

        The aggregate financial information of the Financing Joint Venture as of December 31 and for the years then ended is presented as follows:

                                  BALANCE SHEET

                                     ASSETS

                                                              December 31,
                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Cash and cash equivalents                          $   155   $   271
        Notes receivable, net                                  823       977
        Accounts receivable                                     14        11
        Other assets                                            31        37
                                                           -------   -------

           Total Assets                                    $ 1,023   $ 1,296
                                                           =======   =======


                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                   $   130   $   215
        Partners' capital                                      893     1,081
                                                           -------   -------

           Total Liabilities and Partners' Capital         $ 1,023   $ 1,296
                                                           =======   =======


                             STATEMENT OF OPERATIONS

                                     INCOME
                                                     For the Years Ended
                                                         December 31,
                                                   1996      1995      1994
                                                 -------   -------   -------
                                                   (Amounts in Thousands)

        Interest Income                          $   158   $   187   $     2
        Other income                                   4         2      --
                                                 -------   -------   -------

           Total Income                              162       189   $     2
                                                 -------   -------   -------

                                    EXPENSES

        Management fee to the General Partner          6         7      --
        Other expenses                              --           6         1
                                                 -------   -------   -------

           Total Expenses                              6        13         1
                                                 -------   -------   -------

           Net Income                            $   156   $   176   $     1
                                                 =======   =======   =======

        The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross payments received for the Financing Joint Venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Ventures.

        The Partnership owns an interest in foreclosed cable systems joint ventures along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon nonperforming outstanding notes receivable to cable television operators to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables were exchanged for interests (their capital contribution), on a pro rata basis, in newly formed joint ventures owned by the partnerships and managed by the General Partner. Title to the cable television systems is held by the joint ventures. These investments are accounted for using the equity method of accounting.

                                                              Weighted
            Joint Venture                               Percentage Interest
            -------------                               -------------------

        Phoenix Pacific Northwest Cable J.V.                   37.22%
        Phoenix Country Cable J.V. (1)                         46.65
        Phoenix Independence Cable, LLC                        43.69
        Phoenix Grassroots Cable System, LLC (2)                 .80

(1) Cable system sold in 1995 and joint venture closed in 1996.
(2) Cable system sold in 1996.

                      Net Investment                   Equity in                    Net Investment
                       at Beginning                    Earnings                          at End
Date                    of Period      Contributions   (Losses)      Distributions     of Period
----                  --------------   -------------   ---------     -------------  --------------
                                                   (Amounts in Thousands)
Year Ended
  December 31, 1994        $ 591          $ -            $  20           $  55          $  556
                           =====          =====          =====           =====          ======

Year Ended
  December 31, 1995        $ 556          $ 229          $  19           $ 281          $  523
                           =====          =====          =====           =====          ======

Year Ended
  December 31, 1996        $ 523          $  73          $ (20)          $ 158          $  418
                           =====          =====          ======          =====          ======

        The aggregate combined financial information of the foreclosed cable systems joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Cash and cash equivalents                          $   166   $   181
        Accounts receivable                                     32        29
        Property, plant and equipment                        1,128     1,178
        Other                                                    4         3
                                                           -------   -------

           Total Assets                                    $ 1,330   $ 1,391
                                                           =======   =======

                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                   $   197   $    98
        Partners' capital                                    1,133     1,293
                                                           -------   -------

           Total Liabilities and Partners' Capital         $ 1,330   $ 1,391
                                                           =======   =======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                               For the Years Ended December 31,
                                                   1996      1995      1994
                                                 -------   -------   -------
                                                    (Amounts in Thousands)

        Subscriber revenue                       $ 1,961   $   479   $   433
        Gain on sale of cable systems                173        25      --
        Other income                                  34         6         2
                                                 -------   -------   -------

           Total Income                            2,168       510       435
                                                 -------   -------   -------

                                    EXPENSES

        Depreciation and amortization                608       120       110
        Program services                             635       148       120
        Management fee to an affiliate of
          the General Partner                        409        22        19
        General and administrative expenses          541       175       128
        Provision for losses on accounts
          receivable                                  20         5         8
                                                 -------   -------   -------

           Total Expenses                          2,213       470       385
                                                 -------   -------   -------

           Net Income (Loss)                     $   (45)  $    40   $    50
                                                 =======   =======   =======

        Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the foreclosed cable systems joint ventures. The foreclosed cable systems joint ventures will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.


Note 7.    Accounts Payable and Accrued Expenses.

        Accounts payable and accrued expenses consist of the following at December 31:

                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Equipment lease operations                         $   753   $   854
        General Partner and affiliates                         115       385
        Security deposits                                      362       342
        Other                                                  281       236
                                                           -------   -------
           Total                                           $ 1,511   $ 1,817
                                                           =======   =======

Note 8.    Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

        The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                            Reported Amounts       Tax Basis      Net Difference
                            ----------------       ---------      --------------
                                            (Amounts in Thousands)
1996
----
        Assets                  $ 39,564           $ 45,096         $ (5,532)
        Liabilities                1,500                891              609
1995
----
        Assets                  $ 50,182           $ 55,687         $ (5,505)
        Liabilities                1,736              1,112              624

        The Subsidiary is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes are provided for such differences using the liability method.

        The Subsidiary's income tax benefit (provision) includes the following components for the years ended December 31:

                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Current tax benefit                                $  --     $    58
        Deferred tax expense related to
          future taxable income, net                          --         (17)
        Provision for valuation allowance
          on net deferred tax asset                            (40)     --
                                                           -------   -------
         Income tax benefit (provision), net               $   (40)  $    41
                                                           =======   =======


Note 9.    Related Entities.

        The General Partner and affiliates serve in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 10.   Reimbursed Costs to the General Partner.

        The General Partner incurs certain administrative costs, such as data processing, investor and lessee communications, lease administration, accounting, equipment storage and equipment remarketing, for which it is reimbursed by the Partnership. These expenses incurred by the General Partner are to be reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services.

        The reimbursed administrative costs to the General Partner were $734,000, $914,000 and $858,000 for the years ended December 31 1996, 1995 and
1994, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1996, 1995 and 1994 were $237,000, $401,000, and $665,000, respectively.


Note 11.   Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income (loss) and distributions per limited partnership unit were based on the limited partner's share of consolidated net income (loss) and distributions, and the weighted average number of units outstanding of 6,273,582, 6,346,597 and 6,392,111 for the years ended December 31, 1996, 1995 and 1994,  respectively.  For the  purposes of  allocating  consolidated  income
(loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 12.   Subsequent Events.

        In January 1997, cash distributions of $197,000 and $2,410,000 were made to the General and Limited Partners, respectively.

Note 13.   Fair Value of Financial Instruments.

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated based on the lesser of the discounted expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings, or the estimated fair value of the underlying collateral.

Securities, Available-for-Sale
The fair values of investments in available for sale securities are estimated based on quoted market prices.

The estimated fair values of the Partnership's financial instruments are as follows at December 31:

                                                      Carrying
                                                       Amount     Fair Value
                                                      --------    ----------
1996                                                  (Amounts in Thousands)
----
        Assets
           Cash and cash equivalents                  $12,134      $12,134
           Securities, available-for-sale                 525          525
           Notes receivable                             4,654        5,114

1995
----
        Assets
           Cash and cash equivalents                  $11,571      $11,571
           Securities, available-for-sale                 377          377
           Notes receivable                             5,428        6,769

Item 9.    Disagreements on Accounting and Financial Disclosure Matters.

        None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

        The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

        GUS CONSTANTIN, age 59, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

        PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

        GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

        BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

        CYNTHIA E. PARKS, age 41, is Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

        Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

        Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

           Phoenix Leasing American Business Fund, L.P.
           Phoenix Leasing Cash Distribution Fund V, L.P.
           Phoenix Income Fund, L.P.
           Phoenix High Tech/High Yield Fund
           Phoenix Leasing Cash Distribution Fund III
           Phoenix Leasing Cash Distribution Fund II

           Phoenix Leasing Income Fund VII
           Phoenix Leasing Income Fund VI
           Phoenix Leasing Growth Fund 1982 and
           Phoenix Leasing Income Fund 1977


Item 11.   Executive Compensation.

        Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General  Partner and its affiliate.

        (A)                 (B)                              (C)                               (D)
                                                      Cash and cash-                     Aggregate of
Name of Individual      Capacities in                 equivalent forms                   contingent forms
or persons in group     which served                  of remuneration                    of remuneration
-------------------     -------------    ----------------------------------------------  ----------------
                                                   (C1)                 (C2)
                                                                  Securities or property
                                       Salaries, fees, directors' insurance benefits or
                                       fees, commissions, and     reimbursement, personal
                                       bonuses                    benefits
                                       -------------------------- -----------------------
                                                    (Amounts in Thousands)
Phoenix Leasing
  Incorporated          General Partner       $  1,291(1)                  $ 0                $  0

Phoenix Cable           Manager                     35(2)                    0                   0
 Management, Inc.                             --------                     ---                ----

                                              $  1,326                     $ 0                $  0
                                              ========                     ===                ====

(1)  consists of management and acquisition fees.
(2)  consists of management fees.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

        (a)No  person  owns of  record,  or is  known by the  Registrant  to own
           beneficially,   more  than  five  percent  of  any  class  of  voting
           securities of the Registrant.

        (b)The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

             (1)                          (2)                          (3)
        Title of Class         Amount Beneficially Owned       Percent of Class
        --------------         -------------------------       ----------------

    General Partner Interest   Represents a 5% interest in            100%
                               the Registrant's profits
                               and distributions, until the
                               Limited Partners have recovered
                               their capital contributions plus
                               a cumulative return of 12% per
                               annum, compounded quarterly, on
                               the unrecovered portion thereof.
                               Thereafter, the General Partner
                               will receive 15% interest in the
                               Registrant's profits and
                               distributions.

    Limited Partner Interest   1,100 units                            .02


Item 13.   Certain Relationships and Related Transactions.

        None.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
                                                                       --------
(a)     1. Financial Statements:

           Consolidated Balance Sheets as of December 31, 1996
             and 1995                                                      11
           Consolidated Statements of Operations for the Years
             Ended December 31, 1996, 1995 and 1994                        12
           Consolidated Statements of Partners' Capital for the
             Years Ended December 31, 1996, 1995 and 1994                  13
           Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1996, 1995 and 1994                        14
           Notes to Consolidated Financial Statements                   15-27

        2. Financial Statement Schedule:

           Schedule II - Valuation and Qualifying Accounts and Reserves    32

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)     21.Additional Exhibits.

           a)  Listing of all subsidiaries of the Registrant:
               Phoenix Westcom Cablevision, Inc., a Nevada corporation and wholly owned subsidiary.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                      A CALIFORNIA LIMITED PARTNERSHIP
                                                (Registrant)

                                 BY: PHOENIX LEASING INCORPORATED,
                                      A CALIFORNIA CORPORATION
                                      GENERAL PARTNER

        Date:  March 25, 1997    By: /S/  GUS CONSTANTIN
               --------------        ------------------------
                                     Gus Constantin, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 25, 1997
----------------------  Director of Phoenix Leasing Incorporated, --------------
(Gus Constantin)        General Partner


/S/ PARITOSH K. CHOKSI  Chief Financial Officer,                  March 25, 1997
----------------------  Senior Vice President,                    --------------
(Paritosh K. Choksi)    Treasurer and a Director of
                        Phoenix Leasing Incorporated
                        General Partner


/S/ BRYANT J. TONG      Senior Vice President,                    March 25, 1997
----------------------  Financial Operations of                   --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Partner


/S/ GARY W. MARTINEZ    Senior Vice President and a Director      March 25, 1997
----------------------  of Phoenix Leasing Incorporated           --------------
(Gary W. Martinez)      General Partner


/S/ MICHAEL K. ULYATT   Partnership Controller                    March 25, 1997
----------------------  of Phoenix Leasing Incorporated           --------------
(Michael K. Ulyatt)     General Partner




                                    PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                  A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                                                    SCHEDULE II
                                              (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


         COLUMN A                  COLUMN B             COLUMN C          COLUMN D        COLUMN E      COLUMN F
      Classification              Balance at           Charged to        Charged to      Deductions    Balance at
                                  Beginning of           Expense           Revenue                       End of
                                     Period                                                              Period
---------------------------  --------------------- ------------------- --------------- -------------- -------------

Year ended December 31, 1994
  Allowance for losses on accounts
    receivable                      $     296          $    263           $    0          $   72        $   487
  Allowance for early termination
    of financing leases                 1,509               718                0             408          1,819
  Allowance for losses on notes
    receivable                          1,551               908                0             195          2,264
                                    ---------          --------           ------          ------        -------

    Totals                          $   3,356          $  1,889           $    0          $  675        $ 4,570
                                    =========          ========           ======          ======        =======


Year ended December 31, 1995
  Allowance for losses on accounts
    receivable                      $     487          $    386           $    0          $  325        $   548
  Allowance for early termination
    of financing leases                 1,819               408                0           1,472            755
  Allowance for losses on notes
    receivable                          2,264               110                0             133          2,241
                                    ---------          --------           ------          ------        -------

    Totals                          $   4,570          $    904           $    0          $1,930        $ 3,544
                                    =========          ========           ======          ======        =======


Year ended December 31, 1996
  Allowance for losses on accounts
    receivable                      $     548          $      0           $    3          $  121        $   424
  Allowance for early termination
    of financing leases                   755               352                0             166            941
  Allowance for losses on notes
    receivable                          2,241                 0               17               0          2,224
                                    ---------          --------           ------          ------        -------

    Totals                          $   3,544          $    352           $   20          $  287        $ 3,589
                                    =========          ========           ======          ======        =======
