Form 10QSB
period 1997-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1997-05-14
CIK 853571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-18278
                                                -------


                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

              California                                  68-0191380
------------------------------------          ----------------------------------
        State of Jurisdiction                 I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California             94901-5527
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

                               Yes _X_     No ___

6,235,557 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                               Yes ___     No _X_

                          Part I. Financial Information
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                       March 31,    December 31,
                                                         1997           1996
                                                         ----           ----
ASSETS

Cash and cash equivalents                             $   11,536     $   12,134

Accounts receivable (net of allowance for
   losses on accounts receivable of $375 and
   $424 at March 31, 1997 and December 31,
   1996, respectively)                                       341            484

Notes receivable (net of allowance for losses
   on notes receivable of $2,224 at March 31,
   1997 and December 31, 1996)                             5,129          4,654

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $15,454 and $26,179 at March 31, 1997 and
   December 31, 1996, respectively)                          646          1,376

Net investment in financing leases (net of
   allowance for early terminations of $876
   and $941 at March 31, 1997 and December 31,
   1996, respectively)                                    16,309         16,973

Investment in joint ventures                               1,768          2,278

Capitalized acquisition fees (net of
   accumulated amortization of $9,853 and $9,695
   at March 31, 1997 and December 31, 1996,
   respectively)                                             918            957

Other assets                                                 394            719
                                                      ----------     ----------

     Total Assets                                     $   37,041     $   39,575
                                                      ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses              $    1,784     $    1,511
                                                      ----------     ----------

     Total Liabilities                                     1,784          1,511
                                                      ----------     ----------

Partners' Capital

   General Partner                                          --             --

   Limited  Partners, 6,500,000 units
     authorized, 6,492,727 units issued,
     6,235,557 and 6,242,943 units outstanding
     at March 31, 1997 and December 31, 1996,
     respectively                                         35,066         37,539

   Unrealized gain on available-for-sale securities          191            525
                                                      ----------     ----------

     Total Partners' Capital                              35,257         38,064
                                                      ----------     ----------

     Total Liabilities and Partners' Capital          $   37,041     $   39,575
                                                      ==========     ==========


        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                             1997      1996
                                                             ----      ----

INCOME

   Rental income                                           $  906    $1,440
   Earned income, financing leases                            654       925
   Gain on sale of equipment                                  501       145
   Equity in earnings from joint ventures, net                114       152
   Interest income, notes receivable                          223       232
   Gain on sale of securities                                --         176
   Cable subscriber revenue                                  --          67
   Other income                                               166       144
                                                           ------    ------

     Total Income                                           2,564     3,281
                                                           ------    ------

EXPENSES

   Depreciation                                               308     1,032
   Amortization of acquisition fees                           158       191
   Lease related operating expenses                            81        79
   Management fees to General Partner                         204       232
   Reimbursed administrative costs
     to General Partner                                       169       212
   Legal expense                                               81        66
   Provision for losses on receivables                       --          80
   General and administrative expenses                         56       127
                                                           ------    ------

     Total Expenses                                         1,057     2,019
                                                           ------    ------

NET INCOME  BEFORE INCOME TAXES                            $1,507    $1,262
     Income tax benefit                                         1        13
                                                           ------    ------

NET INCOME                                                 $1,508    $1,275
                                                           ======    ======


NET INCOME  PER LIMITED
   PARTNERSHIP UNIT                                        $  .21    $  .17
                                                           ======    ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                        $  .60    $  .60
                                                           ======    ======

ALLOCATION OF NET INCOME:
   General Partner                                         $  197    $  200
   Limited Partners                                         1,311     1,075
                                                           ------    ------
                                                           $1,508    $1,275
                                                           ======    ======








        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                            1997        1996
                                                            ----        ----
Operating Activities:
   Net income                                            $  1,508    $  1,275
   Adjustments to reconcile net income  to net
     cash provided  by operating activities:
       Depreciation                                           308       1,032
       Amortization of acquisition fees                       158         191
       Gain on sale of equipment                             (501)       (145)
       Equity in earnings from joint ventures, net           (114)       (152)
       Provision for early termination, financing leases     --            96
       Recovery of losses on notes receivable                --           (17)
       Provision for losses on accounts receivable           --             1
       Gain on sale of securities                            --          (176)
       Decrease in accounts receivable                        143         116
       Increase in accounts payable and accrued expenses      154         289
       Increase in deferred income tax asset                   (1)        (13)
       Increase in other assets                                (8)        (69)
                                                         --------    --------
Net cash provided by operating activities                   1,647       2,428
                                                         --------    --------

Investing Activities:
   Principal payments, financing leases                     2,340       2,830
   Principal payments, notes receivable                       825         592
   Proceeds from sale of equipment                            920         353
   Proceeds from sale of securities                          --           205
   Distributions from joint ventures                          624         118
   Purchase of equipment                                     --            19
   Investment in financing leases                          (1,673)     (4,432)
   Investment in notes receivable                          (1,300)     (1,596)
   Investment in securities                                  --           (28)
   Cable systems, property and equipment                     --           (12)
   Payment of acquisition fees                               --           (60)
                                                         --------    --------
Net cash provided (used) by investing activities            1,736      (2,011)
                                                         --------    --------

Financing Activities:
   Redemptions of capital                                     (34)       (175)
   Distributions to partners                               (3,947)     (3,989)
                                                         --------    --------
Net cash used by financing activities                      (3,981)     (4,164)
                                                         --------    --------
Decrease in  cash and cash equivalents                       (598)     (3,747)
Cash and cash equivalents, beginning of period             12,134      11,571
                                                         --------    --------
Cash and cash equivalents, end of period                 $ 11,536    $  7,824
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

Note 2.       Reclassification.

         Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         Phoenix Westcom Cablevision, Inc. (the Subsidiary) ceased operations on October 23, 1996. The Subsidiary was a corporation subject to state and federal tax regulations. The Subsidiary reported to the taxing authority on the accrual basis. When income and expenses were recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes were provided for such differences using the liability method.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At March 31, 1997, the recorded investment in notes that are considered to be impaired was $2,037,000. Included in this amount is $1,915,000 of impaired notes for which the related allowance for losses is $1,915,000, and $122,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the three months ended March 31, 1997 was approximately $2,037,000.

          At March 31, 1996, the recorded investment in notes that are considered to be impaired was $2,616,000. Included in this amount was $1,991,000 of impaired notes for which the related allowance for losses was $1,801,000, and

$625,000 of impaired notes for which there was no allowance. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $2,616,000.

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

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                               1997             1996
                                               ----             ----
                                              (Amounts in Thousands)

          Beginning balance                  $ 2,224          $ 2,241
               Provision for losses             --                (17)
               Write downs                      --               --
                                             -------          -------
          Ending balance                     $ 2,224          $ 2,224
                                             =======          =======

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,239,231 and 6,305,106 for the three months ended March 31, 1997 and 1996, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented as follows:

                                                 March 31,   December 31,
                                                   1997          1996
                                                   ----          ----
                                                 (Amounts in Thousands)

Assets                                           $2,863         $4,002
Liabilities                                         323            382
Partners' Capital                                 2,540          3,620

                                                 Three Months Ended
                                                      March 31,
                                                 1997           1996
                                                 ----           ----
                                               (Amounts in Thousands)

Revenue                                          $374           $547
Expenses                                          112            217
Net Income                                        262            330

Financing Joint Venture

         The aggregate financial information of the financing joint venture is presented as follows:

                                                 March 31,    December 31,
                                                   1997           1996
                                                   ----           ----
                                                 (Amounts in Thousands)

Assets                                           $  967         $1,023
Liabilities                                         127            130
Partners' Capital                                   840            893

                                                   Three Months Ended
                                                        March 31,
                                                   1997           1996
                                                   ----           ----
                                                  (Amounts in Thousands)

Revenue                                          $   35         $   43
Expenses                                             14           --
Net Income                                           21             43

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                  March 31,    December 31,
                                                    1997          1996
                                                    ----          ----
                                                 (Amounts in Thousands)

         Assets                                  $ 1,255        $ 1,330
         Liabilities                                 184            197
         Partners' Capital                         1,071          1,133

                                                   Three Months Ended
                                                        March 31,
                                                   1997           1996
                                                   ----           ----
                                                 (Amounts in Thousands)

         Revenue                                 $    61        $   415
         Expenses                                    123            450
         Net Loss                                    (62)           (35)

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV and Subsidiary (the Partnership) reported net income of $1,508,000 during the three months ended March 31, 1997, as compared to net income of $1,275,000 during the three months ended March 31, 1996. The improved earnings is the result of a decrease in expenses that exceeded the decrease in revenues.

         The decrease in total revenues of $717,000 for the three months ended March 31, 1997, as compared to the same period in 1996, is primarily the result of a $534,000 decrease in rental income and a $271,000 decrease in earned income from financing leases.

         The decrease in rental income is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $61 million at March 31, 1997, as compared to $95 million at March 31, 1996. Another factor contributing to the decrease in rental income was equipment being off lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The decrease in earned income from financing leases is due to a decrease in the net investment in financing leases. The net investment in financing leases was $16.3 million at March 31, 1997, as compared to $25.1 million at March 31, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting. This effect will be mitigated to some degree as the Partnership continues to invest in new financing leases over its life. During the three months ended March 31, 1997, the Partnership invested $1.7 million in new financing leases, compared to $4.4 million for the same period in 1996.

         Partially offsetting the decrease in rental income and earned income from financing leases is an increase in gain on sale of equipment of $356,000 for the three months ended March 31, 1997, compared to the same period in the prior year. This increase is a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $17.8 million for the three months ended March 31, 1997, compared to $5 million for the same period in 1996.

         The gain on the sale of securities of $176,000 during the three months ended March 31, 1996 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with two emerging growth companies. In addition, at March 31, 1996, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded. The Partnership's investments in stock and stock warrants is included in Other Assets on the balance sheet. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

         Total expenses decreased by $962,000 during the three months ended March 31, 1997, as compared to the same period in 1996. A majority of the decrease in total expenses is due to the decrease in depreciation expense of $724,000 for the three months ended March 31, 1997, as compared to the same period in 1996. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

Cable Television System:

         On October 10, 1996, Phoenix Westcom Cablevision Inc. (the Subsidiary) sold all of its tangible and intangible assets used in the operation of its cable television system. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations. Accordingly, there are no result of operations from this cable television system during the three months ended March 31, 1997. The revenues from this cable television system did not have a significant impact upon total revenues during the three months ended March 31, 1996.

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

         The Partnership reported net cash generated by equipment leasing, financing and cable television activities of $4,812,000 and $5,850,000 during the three months ended March 31, 1997 and 1996, respectively. The net decrease in cash generated is due to a decrease in rental income and payments on financing leases, as previously discussed above in the results of operations. Partially offsetting the decreases in rental income and payments on financing leases is an increase in principal payments from notes receivables of $233,000 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is attributable to new investment in notes receivable made during 1996 and 1997. During the three months ended March 31, 1997, the Partnership invested $1.3 million in notes receivable, compared to $1.6 million for the three months ended March 31, 1996.

         Proceeds from the sale of equipment increased during the three months ended March 31, 1997, as compared to the same period in 1996. The increase of $567,000 during the three months ended March 31, 1997, compared to 1996, is attributable to an increase in the amount of equipment sold, as previously discussed.

         The Partnership received cash distributions from joint ventures of $624,000 during the three months ended March 31, 1997, as compared to cash distributions of $118,000 during the same period in 1996. In November of 1996, one equipment joint venture's outstanding debt was repaid in full. As a result this equipment joint venture began making distributions.

         The Partnership anticipates reinvesting a portion of the cash generated from operations in new leasing or financing transactions over the life of the Partnership. During the three months ended March 31, 1997, the Partnership made investments in finance leases and equipment leases with an aggregate original cost of $1.7 million, as compared to the $4.4 million acquired during the same period in 1996. The equipment owned by the Partnership at March 31, 1997 approximates $61 million, as compared to the $95 million of equipment owned at March 31, 1996.

         As of March 31, 1997, the Partnership owned equipment being held for lease with an original purchase price of $9,044,000 and a net book value of

$509,000,  compared to $10,027,000  and $1,340,000,  respectively,  at March 31,
1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The total cash distributed to partners for the three months ended March 31, 1997 was $3,947,000, as compared to $3,989,000 for the same period in 1996. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $3,750,000 and $3,789,000 in distributions during the three months ended March 31, 1997 and 1996, respectively. The General Partner received $197,000 and $200,000 for its share of the cash available for distribution during the three months ended March 31, 1997 and 1996, respectively. The Partnership currently anticipates making distributions to partners during the remainder of 1997 at approximately the same rate as 1996.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 1997

                           Part II. Other Information.


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

                                    PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                    ------------------------------------------
                                                    (Registrant)

     Date                       Title                       Signature
     ----                       -----                       ---------


May 13, 1997          Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
-------------         Senior Vice President,          -----------------------
                      Treasurer and a Director of     (Paritosh K. Choksi)
                      Phoenix Leasing Incorporated
                      General Partner


May 13, 1997          Senior Vice President,          /S/ BRYANT J. TONG
-------------         Financial Operations of         -----------------------
                      (Principal Accounting Officer)  (Bryant J. Tong)
                      Phoenix Leasing Incorporated
                      General Partner


May 13, 1997          Senior Vice President           /S/ GARY W. MARTINEZ
-------------         and a Director of               -----------------------
                      Phoenix Leasing Incorporated    (Gary W. Martinez)
                      General Partner


May 13, 1997          Partnership Controller of       /S/ MICHAEL K. ULYATT
-------------         Phoenix Leasing Incorporated    -----------------------
                      General Partner                 (Michael K. Ulyatt)