Form 10QSB
period 1997-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1997-08-13
CIK 853571

Page 1 of 12


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-18278
                                                -------

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

           California                                     68-0191380
-------------------------------                ---------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                94901-5527
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

                               Yes __X__ No _____

6,216,158 Units of Limited Partnership Interest were outstanding as of June 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                        June 30,    December 31,
                                                          1997          1996
                                                          ----          ----
ASSETS

Cash and cash equivalents                                $ 7,910     $12,134

Accounts receivable (net of allowance for
  losses on accounts receivable of $328 and
  $424 at June 30, 1997 and December 31,
  1996, respectively)                                        348         484

Notes receivable (net of allowance for losses
  on notes receivable of $2,196 and $2,224 at
  June 30, 1997 and December 31, 1996, respectively)       7,950       4,654

Equipment on operating leases and held for
  lease(net of accumulated depreciation of
  $14,537 and $26,179 at June 30, 1997 and
  December 31, 1996, respectively)                           424       1,376

Net investment in financing leases (net of
  allowance for early terminations of $791
  and $941 at June 30, 1997 and December 31,
  1996, respectively)                                     14,245      16,973

Investment in joint ventures                               1,353       2,278

Capitalized acquisition fees (net of accumulated
  amortization of $9,984 and $9,695 at June 30,
  1997 and December 31, 1996, respectively)                  936         957

Other assets                                                 325         719
                                                         -------     -------

     Total Assets                                        $33,491     $39,575
                                                         =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                 $ 1,658     $ 1,511
                                                         -------     -------

     Total Liabilities                                     1,658       1,511
                                                         -------     -------

Partners' Capital

   General Partner                                          --          --

   Limited  Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,216,158 and 6,242,943
     units outstanding at June 30, 1997 and December
     31, 1996, respectively                               31,675      37,539

   Unrealized gain on available-for-sale securities          158         525
                                                         -------     -------

     Total Partners' Capital                              31,833      38,064
                                                         -------     -------

     Total Liabilities and Partners' Capital             $33,491     $39,575
                                                         =======     =======


        The accompanying notes are an integral part of these statements.

                                                                    Page 3 of 12

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                      Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                        1997        1996            1997         1996
                                                        ----        ----            ----         ----
INCOME
   Rental income                                     $   480       $ 1,660        $ 1,386       $ 3,100
   Earned income, financing leases                       605           909          1,259         1,834
   Gain (loss) on sale of equipment                      164           (37)           666           108
   Gain on sale of securities                           --             800           --             977
   Equity in earnings from joint ventures, net            60            80            174           232
   Interest income, notes receivable                     253           257            476           489
   Cable subscriber revenue                             --              64           --             130
   Other income                                          170           155            333           299
                                                     -------       -------        -------       -------

     Total Income                                      1,732         3,888          4,294         7,169
                                                     -------       -------        -------       -------

EXPENSES
   Depreciation                                          217         1,260            525         2,292
   Amortization of acquisition fees                      131           204            289           395
   Lease related operating expenses                       97            65            178           144
   Management fees to General Partner                    149           263            353           494
   Reimbursed administrative costs
     to General Partner                                  150           177            319           390
   Provision for losses on receivables                   195            98            195           177
   Program service, cable system                        --              31           --              60
   Legal expenses                                         70            34            151           100
   General and administrative expenses                    59            99            112           198
                                                     -------       -------        -------       -------

     Total Expenses                                    1,068         2,231          2,122         4,250
                                                     -------       -------        -------       -------

NET INCOME BEFORE INCOME TAXES                       $   664       $ 1,657        $ 2,172       $ 2,919

   Income tax benefit                                      2            14              3            27
                                                     -------       -------        -------       -------

NET INCOME                                           $   666       $ 1,671        $ 2,175       $ 2,946
                                                     =======       =======        =======       =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                  $   .08       $   .23        $   .29       $   .40
                                                     =======       =======        =======       =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                  $   .60       $   .60        $  1.20       $  1.20
                                                     =======       =======        =======       =======

ALLOCATION OF NET INCOME:
   General Partner                                   $   198       $   199        $   395       $   399
   Limited Partners                                      468         1,472          1,780         2,547
                                                     -------       -------        -------       -------
                                                     $   666       $ 1,671        $ 2,175       $ 2,946
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
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                           1997          1996
                                                           ----          ----
Operating Activities:
   Net income                                          $  2,175      $  2,946
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         525         2,292
       Amortization of acquisition fees                     289           395
       Gain on sale of equipment                           (666)         (108)
       Equity in earnings from joint ventures, net         (174)         (232)
       Provision for early termination,
        financing leases                                    113           192
       Provision for (recovery of) losses on
        notes receivable                                     82           (17)
       Provision for losses on accounts receivable         --               2
       Gain on sale of securities                          --            (977)
       Decrease in accounts receivable                      136           131
       Increase in accounts payable and
        accrued expenses                                     44           241
       Increase in deferred income tax asset                 (3)          (27)
       Decrease (increase) in other assets                   30           (47)
                                                       --------      --------

Net cash provided by operating activities                 2,551         4,791
                                                       --------      --------

Investing Activities:
   Principal payments, financing leases                   4,719         5,788
   Principal payments, notes receivable                   1,330         1,246
   Proceeds from sale of equipment                          975           524
   Proceeds from sale of securities                        --           1,005
   Distributions from joint ventures                      1,099           208
   Investment in financing leases                        (1,986)       (5,708)
   Investment in notes receivable                        (4,708)       (1,787)
   Cable systems, property and equipment                   --             (19)
   Investment in securities                                --             (28)
   Payment of acquisition fees                             (165)         (337)
                                                       ---------     ---------

Net cash provided by investing activities                 1,264           892
                                                       --------      --------

Financing Activities:
   Redemptions of capital                                  (150)         (363)
   Distributions to partners                             (7,889)       (7,966)
                                                       ---------     ---------

Net cash used by financing activities                    (8,039)       (8,329)
                                                       ---------     ---------

Decrease in cash and cash equivalents                    (4,224)       (2,646)

Cash and cash equivalents, beginning of period           12,134        11,571
                                                       --------      --------

Cash and cash equivalents, end of period               $  7,910      $  8,925
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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At June 30, 1997, the recorded investment in notes that are considered to be impaired was $1,893,000 for which the related allowance for losses is $1,893,000. The average recorded investment in impaired loans during the six months ended June 30, 1997 was approximately $1,965,000.

          At June 30, 1996, the recorded investment in notes that are considered to be impaired was $2,583,000. Included in this amount was $1,959,000 of impaired notes for which the related allowance for losses was $1,801,000, and $624,000 of impaired notes for which there was no allowance. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $2,599,000.

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

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                                    1997              1996
                                                    ----              ----
                                                     (Amounts in Thousands)

         Beginning balance                        $  2,224          $  2,241
              Provision for losses                      82               (17)
              Write downs                             (110)              -
                                                  ---------         --------
         Ending balance                           $  2,196          $  2,224
                                                  =========         ========

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,234,148 and 6,294,146 for the six months ended June 30, 1997 and 1996, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented as follows:

                                              June 30,      December 31,
                                                1997            1996
                                                ----            ----
                                              (Amounts in Thousands)

         Assets                             $  2,024        $  4,002
         Liabilities                             352             382
         Partners' Capital                     1,672           3,620


                             Three Months Ended           Six Months Ended
                                  June 30,                    June 30,
                             1997         1996            1997         1996
                             ----         ----            ----         ----
                                         (Amounts in Thousands)

         Revenue            $ 237        $ 491           $ 582      $ 1,039
         Expenses              97          343              81          561
         Net Income            40          148             401          478

Financing Joint Venture

         The aggregate financial information of the financing joint venture is presented as follows:

                                            June 30,        December 31,
                                              1997             1996
                                              ----             ----
                                             (Amounts in Thousands)

         Assets                            $   927         $  1,023
         Liabilities                           142              130
         Partners' Capital                     785              893

                             Three Months Ended           Six Months Ended
                                  June 30,                     June 30,
                             1997         1996            1997         1996
                             ----         ----            ----         ----
                                         (Amounts in Thousands)

         Revenue            $  33        $  42          $   68       $   85
         Expenses               3            2              17            2
         Net Income            30           40              51           83

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                            June 30,      December 31,
                                              1997            1996
                                              ----            ----
                                            (Amounts in Thousands)

         Assets                           $  1,270        $   1,330
         Liabilities                           219              197
         Partners' Capital                   1,051            1,133

                             Three Months Ended           Six Months Ended
                                  June 30,                     June 30,
                             1997         1996            1997         1996
                             ----         ----            ----         ----
                                         (Amounts in Thousands)

         Revenue            $ 102        $ 786          $  162     $  1,201
         Expenses             122          729             244        1,179
         Net Income (Loss)    (20)          57             (82)          22

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV and Subsidiary (the Partnership) reported net income of $666,000 and $2,175,000 during the three and six months ended June 30, 1997, respectively, as compared to net income of $1,671,000 and $2,946,000 during the three and six months ended June 30, 1996, respectively. The decline in net income during the three and six months ended June 30, 1997, is a result of an absence of a gain on sale of securities as that recognized during 1996. During the three and six months ended June 30, 1996, the Partnership reported a gain on sale of securities of $800,000 and $977,000, respectively.

         The decrease in total revenues of $2,156,000 and $2,875,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996, is primarily the result of decreases in rental income, earned income from financing leases and gain on sale of securities. The decrease in rental income is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $56.3 million at June 30, 1997, as compared to $89.2 million at June 30, 1996. Another factor contributing to the decrease in rental income is equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The decrease in earned income from financing leases is due to a decrease in the net investment in financing leases. The net investment in financing leases is $14.2 million at June 30, 1997, as compared to $22.3 million at June 30, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting. This effect will be mitigated to some degree as the Partnership continues to invest in new financing leases over its life. During the six months ended June 30, 1997, the Partnership invested $2 million in new financing leases, compared to $5.7 million for the same period in 1996.

         The decline in total revenues for the three and six months ended June 30, 1997, as compared to the same periods in the prior year, is also attributable to the absence of a gain on sale of securities. During the three and six months ended June 30, 1996, the Partnership reported a gain on sale of securities of $800,000 and $977,000, respectively. The securities sold during 1996 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with several emerging growth companies. In addition, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with unrealized gain of $158,000 at June 30, 1997 compared to $79,000 at June 30, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

         Partially offsetting the decreases rental income, earned income from financing leases and gain on sale of securities is an increase in gain on sale of equipment of $201,000 and $558,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in the prior year. This increase is a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $22.4 million for the six months ended June 30, 1997, compared to $12.6 million for the same period in 1996.

         Total expenses decreased by $1,163,000 and $2,128,000 during the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. A majority of the decrease in total expenses is due to the decrease in depreciation expense of $1,043,000 and $1,767,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

Cable Television System:

         On October 10, 1996, Phoenix Westcom Cablevision Inc. (the Subsidiary) sold all of its tangible and intangible assets used in the operation of its cable television system. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations. Accordingly, there are no result of operations from this cable television system during the six months ended June 30, 1997. The revenues from this cable television system did not have a significant impact upon total revenues during the three and six months ended June 30, 1996.

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

         The Partnership reported net cash generated by equipment leasing, financing and cable television activities of $8,600,000 and $11,825,000 during the six months ended June 30, 1997 and 1996, respectively. The net decrease in cash generated is due to a decrease in rental income and payments on financing leases, as previously discussed above in the results of operations. Partially offsetting the decreases in rental income and payments on financing leases is a slight increase in principal payments from notes receivables of $84,000 for the six months ended June 30, 1997, compared to the same period in 1996. This increase is attributable to new investment in notes receivable made during 1996 and 1997. During the six months ended June 30, 1997, the Partnership invested $4.7 million in notes receivable, compared to $1.8 million for the six months ended June 30, 1996.

         Proceeds from the sale of equipment increased during the six months ended June 30, 1997, as compared to the same period in 1996. The increase of $451,000 during the six months ended June 30, 1997, compared to 1996, is attributable to an increase in the amount of equipment sold, as previously discussed.

         The Partnership received cash distributions from joint ventures of $1,099,000 during the six months ended June 30, 1997, as compared to cash distributions of $208,000 during the same period in 1996. In November of 1996, one equipment joint venture's outstanding debt was repaid in full. As a result this equipment joint venture began making distributions.

         The Partnership anticipates reinvesting a portion of the cash generated from operations in new leasing or financing transactions over the life of the Partnership. During the six months ended June 30, 1997, the Partnership made investments in finance leases and equipment leases with an aggregate original cost of $2 million, as compared to the $5.7 million acquired during the same period in 1996. The equipment owned by the Partnership at June 30, 1997 approximates $56.3 million, as compared to the $89.2 million of equipment owned at June 30, 1996. Additionally, the Partnership invested $4.7 million in notes receivable during the six months ended June 30, 1997 compared to $1.8 million for the same period in 1996.

         As of June 30, 1997, the Partnership owned equipment being held for lease with an original purchase price of $10,300,000 and a net book value of $346,000, compared to $8,172,000 and $918,000, respectively, at June 30, 1996.
The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The total cash distributed to partners for the six months ended June 30, 1997 was $7,889,000, as compared to $7,966,000 for the same period in 1996. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $7,494,000 and $7,567,000 in distributions during the six months ended June 30, 1997 and 1996, respectively. The General Partner received $395,000 and $399,000 for its share of the cash available for distribution during the six months ended June 30, 1997 and 1996, respectively. The Partnership currently anticipates making distributions to partners during the remainder of 1997 at approximately the same rate as 1996.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  June 30, 1997

                           Part II. Other Information.


Item 1.     Legal Proceedings.  Inapplicable.

Item 2.     Changes in Securities.  Inapplicable

Item 3.     Defaults Upon Senior Securities.  Inapplicable

Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.     Other Information.  Inapplicable

Item 6.     Exhibits and Reports on 8-K:

            a)  Exhibits:

                (27) Financial Data Schedule

            b)  Reports on 8-K:

                One report, dated June 16, 1997, on Form 8-K was filed during the quarter ending June 30, 1997, pursuant to Item 4 and Item 7 of that form. No financial statements were filed as part of that report.

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

                                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                   ------------------------------------------
                                                   (Registrant)


     Date                 Title                                Signature
     ----                 -----                                ---------


August 13, 1997     Senior Vice President                 /S/ GARY W. MARTINEZ
---------------     and a Director of                     ----------------------
                    Phoenix Leasing Incorporated          (Gary W. Martinez)
                    General Partner


August 13, 1997     Chief Financial Officer,              /S/ PARITOSH K. CHOKSI
---------------     Senior Vice President,                ----------------------
                    Treasurer and a Director of           (Paritosh K. Choksi)
                    Phoenix Leasing Incorporated
                    General Partner


August 13, 1997     Senior Vice President,                /S/ BRYANT J. TONG
---------------     Financial Operations of               ----------------------
                    (Principal Accounting Officer)        (Bryant J. Tong)
                    Phoenix Leasing Incorporated
                    General Partner


August 13, 1997     Partnership Controller of             /S/ MICHAEL K. ULYATT
---------------     Phoenix Leasing Incorporated          ----------------------
                    General Partner                      (Michael K. Ulyatt)