Form 10QSB
period 1997-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1997-11-12
CIK 853571

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-18278
                                                -------


                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

            California                                     68-0191380
---------------------------------             ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                 94901-5527
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

                               Yes __X__ No _____

6,213,588 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                      September 30, December 31,
                                                          1997           1996
                                                        -------        -------
ASSETS

Cash and cash equivalents                               $ 8,632        $12,134

Accounts receivable (net of allowance for
   losses on accounts receivable of $316 and
   $424 at September 30, 1997 and December 31,
   1996, respectively)                                      392            484

Notes receivable (net of allowance for losses
   on notes  receivable of $2,235 and $2,224 at
   September 30, 1997 and December 31, 1996,
   respectively)                                          7,454          4,654

Equipment on operating leases and  held for lease
   (net of accumulated depreciation of $12,184 and
   $26,179 at September 30, 1997 and December 31,
   1996, respectively)                                      329          1,376

Net investment in financing leases (net of allowance
   for early terminations of $838 and $941 at September
   30, 1997 and December 31, 1996, respectively)         11,768         16,973

Investment in joint ventures                                959          2,278

Capitalized acquisition fees (net of accumulated
   amortization of $10,113 and $9,695 at September 30,
   1997 and December 31, 1996, respectively)                815            957

Other assets                                                195            719
                                                        -------        -------

     Total Assets                                       $30,544        $39,575
                                                        =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                $ 1,661        $ 1,511
                                                        -------        -------

     Total Liabilities                                    1,661          1,511
                                                        -------        -------

Partners' Capital

   General Partner                                         --             --

   Limited Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,213,588 and 6,242,943
     units outstanding at September 30, 1997 and
     December 31, 1996, respectively                     28,790         37,539

   Unrealized gain on available-for-sale securities          93            525
                                                        -------        -------

     Total Partners' Capital                             28,883         38,064
                                                        -------        -------

     Total Liabilities and Partners' Capital            $30,544        $39,575
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
                                   (Unaudited)

                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                           1997      1996      1997      1996
                                         -------   -------   -------   -------
INCOME

   Rental income                         $   769   $ 1,770   $ 2,155   $ 4,870
   Earned income, financing leases           510       785     1,769     2,620
   Gain on sale of equipment                 104       186       770       295
   Gain on sale of securities               --        --        --         977
   Equity in earnings from joint
    ventures, net                             66       186       241       417
   Interest income, notes receivable         349       212       824       701
   Cable subscriber revenue                 --          54      --         184
   Other income                              135       143       468       442
                                         -------   -------   -------   -------

     Total Income                          1,933     3,336     6,227    10,506
                                         -------   -------   -------   -------

EXPENSES

   Depreciation                              243       577       768     2,870
   Amortization of acquisition fees          129       153       418       548
   Lease related operating expenses           20        81       199       225
   Management fees to General Partner        165       221       517       715
   Reimbursed administrative costs
     to General Partner                       90       167       409       557
   Provision for losses on receivables        86        87       281       265
   Program service, cable system            --          32      --          91
   Legal expenses                            104        51       255       151
   General and administrative expenses        39        89       151       287
                                         -------   -------   -------   -------

     Total Expenses                          876     1,458     2,998     5,709
                                         -------   -------   -------   -------

NET INCOME BEFORE INCOME TAXES           $ 1,057   $ 1,878   $ 3,229   $ 4,797

   Income tax benefit                       --          15         3        42
                                         -------   -------   -------   -------

NET INCOME                               $ 1,057   $ 1,893   $ 3,232   $ 4,839
                                         =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $   .13   $   .28   $   .42   $   .68
                                         =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                      $   .60   $   .60   $  1.80   $  1.80
                                         =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                     $   196   $   198   $   591   $   597
     Limited Partners                        861     1,695     2,641     4,242
                                         -------   -------   -------   -------

                                         $ 1,057   $ 1,893   $ 3,232   $ 4,839
                                         =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                       Nine Months Ended
                                                        September  30,
                                                       1997        1996
                                                     --------    --------
Operating Activities:
   Net income                                        $  3,232    $  4,839
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                       768       2,870
       Amortization of acquisition fees                   418         548
       Gain on sale of equipment                         (770)       (295)
       Equity in earnings from joint ventures, net       (241)       (417)
       Provision for early termination,financing
        leases                                            160         280
       Provision for (recovery of) losses on
        notes receivable                                  121         (17)
       Provision for losses on accounts receivable       --             2
       Gain on sale of securities                        --          (977)
       Decrease in accounts receivable                     92         107
       Increase in accounts payable and accrued
        expenses                                           39          70
       Increase in deferred income tax asset               (3)        (42)
       Decrease in other assets                            95          76
                                                     --------    --------

Net cash provided by operating activities               3,911       7,044
                                                     --------    --------

Investing Activities:
   Principal payments, financing leases                 6,868       8,452
   Principal payments, notes receivable                 1,999       1,811
   Proceeds from sale of equipment                      1,212         760
   Proceeds from sale of securities                      --         1,005
   Distributions from joint ventures                    1,560         297
   Investment in financing leases                      (1,986)     (6,085)
   Investment in notes receivable                      (4,920)     (1,788)
   Investment in joint ventures                          --           (69)
   Cable systems, property and equipment                 --           (29)
   Investment in securities                              --           (28)
   Payment of acquisition fees                           (165)       (407)
                                                     --------    --------

Net cash provided by investing activities               4,568       3,919
                                                     --------    --------

Financing Activities:
   Redemptions of capital                                (162)       (440)
   Distributions to partners                          (11,819)    (11,926)
                                                     --------    --------

Net cash used by financing activities                 (11,981)    (12,366)
                                                     --------    --------

Decrease in cash and cash equivalents                  (3,502)     (1,403)

Cash and cash equivalents, beginning of period         12,134      11,571
                                                     --------    --------

Cash and cash equivalents, end of period             $  8,632    $ 10,168
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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At September 30, 1997, the recorded investment in notes that are considered to be impaired was $2,029,000. Included in this amount is $1,884,000 of impaired notes for which the related allowance for losses is $1,884,000 and $145,000 for which there is no allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and 1996 was approximately $1,986,000 and $2,618,000, respectively.

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

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                              1997            1996
                                            --------        --------
                                             (Amounts in Thousands)

         Beginning balance                  $  2,224        $  2,241
              Provision for losses               121             (17)
              Write downs                       (110)             -
                                            --------        --------
         Ending balance                     $  2,235        $  2,224
                                            ========        ========

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,227,719 and 6,282,129 for the nine months ended September 30, 1997 and 1996, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,203     $ 4,002
        Liabilities                               355         382
        Partners' Capital                         848       3,620


                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   320  $   616     $   903  $ 1,656
        Expenses                         173      219         355      780
        Net Income                       147      397         548      876

Financing Joint Venture

         The aggregate financial information of the financing joint venture is presented as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $   872     $ 1,023
        Liabilities                               145         130
        Partners' Capital                         727         893

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $    31  $    40     $    99  $   124
        Expenses                           4        2          21        4
        Net Income                        27       38          78      120

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,209     $ 1,330
        Liabilities                               220         197
        Partners' Capital                         989       1,133

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   270  $ 1,018     $   432  $ 2,219
        Expenses                         128      895         372    2,074
        Net Income                       142      123          60      145

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV and Subsidiary (the Partnership) reported net income of $1,057,000 and $3,232,000 during the three and nine months ended September 30, 1997, respectively, as compared to net income of $1,893,000 and $4,839,000 during the three and nine months ended September 30, 1996, respectively. The decline in net income during the three and nine months ended September 30, 1997, is a result of a reduction in rental income. Additionally, the absence of a gain on sale of securities during the nine months ended September 30, 1997 also contributed to the decline in net income for the period. During the nine months ended September 30, 1996, the Partnership recognized a gain on sale of securities of $977,000.

         The decrease in total revenues of $1,403,000 and $4,279,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, is primarily the result of decreases in rental income and earned income from financing leases. The decrease in rental income is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $50.8 million at September 30, 1997, as compared to $84.8 million at September 30, 1996. Another factor contributing to the decrease in rental income is equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The decrease in earned income from financing leases is due to a decrease in the net investment in financing leases. The net investment in financing leases is $11.8 million at September 30, 1997, as compared to $19.5 million at September 30, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting. This effect will be mitigated to some degree as the Partnership continues to invest in new financing leases over its life. During the nine months ended September 30, 1997, the Partnership invested $2 million in new financing leases, compared to $6.1 million for the same period in 1996.

         The decline in total revenues for the nine months ended September 30, 1997, as compared to the same periods in the prior year, is also attributable to the absence of a gain on sale of securities. During the nine months ended September 30, 1996, the Partnership reported a gain on sale of securities of $977,000. The securities sold during 1996 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with several emerging growth companies. In addition, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with unrealized gains of $93,000 at September 30, 1997 compared to $67,000 at September 30, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

         Partially offsetting the decreases in rental income and earned income from financing leases for the nine months ended September 30, 1997, compared to the same period in 1996, is an increase in gain on sale of equipment of $475,000. This increase is a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $28 million for the nine months ended September 30,

1997, compared to $17.4  million for the same period in 1996.

         Total expenses decreased by $582,000 and $2,711,000 during the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. A majority of the decrease in total expenses is due to the decrease in depreciation expense of $334,000 and $2,102,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

Cable Television System:

         On October 10, 1996, Phoenix Westcom Cablevision Inc. (the Subsidiary) sold all of its tangible and intangible assets used in the operation of its cable television system. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations. Accordingly, there are no result of operations from this cable television system during the nine months ended September 30, 1997. The revenues from this cable television system did not have a significant impact upon total revenues during the three and nine months ended September 30, 1996.

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

         The Partnership reported net cash generated by equipment leasing, financing and cable television activities of $12,778,000 and $17,307,000 during the nine months ended September 30, 1997 and 1996, respectively. The net decrease in cash generated is due to a decrease in rental income and payments on financing leases, as previously discussed above in the results of operations. Partially offsetting the decreases in rental income and payments on financing leases is a slight increase in principal payments from notes receivable of $188,000 for the nine months ended September 30, 1997, compared to the same period in 1996. This increase is attributable to new investments in notes receivable made during 1996 and 1997. During the nine months ended September 30, 1997, the Partnership invested $4.9 million in notes receivable, compared to $1.8 million for the nine months ended September 30, 1996.

         Proceeds from the sale of equipment increased during the nine months ended September 30, 1997, as compared to the same period in 1996. The increase of $452,000 during the nine months ended September 30, 1997, compared to 1996, is attributable to an increase in the amount of equipment sold, as previously discussed.

         The Partnership received cash distributions from joint ventures of $1,560,000 during the nine months ended September 30, 1997, as compared to cash distributions of $297,000 during the same period in 1996. In November of 1996, one equipment joint venture's outstanding debt was repaid in full. As a result this equipment joint venture began making distributions.

         The Partnership anticipates reinvesting a portion of the cash generated from operations in new leasing or financing transactions over the life of the Partnership. During the nine months ended September 30, 1997, the Partnership made investments in finance leases and equipment leases with an aggregate original cost of $2 million, as compared to the $6.1 million acquired during the same period in 1996. The equipment owned by the Partnership at September 30, 1997 approximates $50.8 million, as compared to the $84.8 million of equipment owned at September 30, 1996. Additionally, the Partnership invested $4.9 million in notes receivable during the nine months ended September 30, 1997 compared to $1.8 million for the same period in 1996.

         As of September 30, 1997, the Partnership owned equipment being held for lease with an original purchase price of $9,403,000 and a net book value of $280,000, compared to $10,925,000 and $961,000, respectively, at September 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The total cash distributed to partners for the nine months ended September 30, 1997 was $11,819,000, as compared to $11,926,000 for the same period in 1996. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $11,228,000 and $11,329,000 in distributions during the nine months ended September 30, 1997 and 1996, respectively. The total cumulative cash distribution to limited partners as of September 30, 1997 was $99,449,000, as compared to $84,466,000 at September 30, 1996. The General Partner received $591,000 and $597,000 for its share of the cash available for distribution during the nine months ended September 30, 1997 and 1996, respectively. The Partnership currently anticipates making distributions to partners during the remainder of 1997 at approximately the same rate as 1996.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1997

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

                                    PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                    -----------------------------------------
                                                     (Registrant)


        Date                       Title                       Signature
        ----                       -----                       ---------


 November 12, 1997       Senior Vice President            /S/ GARY W. MARTINEZ
-------------------      and a Director of                ----------------------
                         Phoenix Leasing Incorporated     (Gary W. Martinez)
                         General Partner


 November 12, 1997       Chief Financial Officer,         /S/ PARITOSH K. CHOKSI
-------------------      Senior Vice President,           ----------------------
                         Treasurer and a Director of      (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


 November 12, 1997       Senior Vice President,           /S/ BRYANT J. TONG
-------------------      Financial Operations of          ----------------------
                         (Principal Accounting Officer)   (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner