Form 10KSB
period 1997-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1998-03-30
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----  ACT OF 1934

 For the fiscal year ended December 31, 1997      Commission File Number 0-18278


                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No _____

The Registrant's revenue for its most recent fiscal year was $8,454,000.

As of December 31, 1997, 6,208,563 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes _____ No __X__

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1.  Business..........................................................   3
Item 2.  Properties........................................................   4
Item 3.  Legal Proceedings.................................................   4
Item 4.  Submission of Matters to a Vote of Security Holders...............   4


                                     PART II

Item 5.  Market for the Registrant's Securities and Related Security
         Holder Matters....................................................   5
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   6
Item 7.  Financial Statements and Supplementary Data.......................   8
Item 8.  Disagreements on Accounting and Financial Disclosure Matters......  24


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant................  24
Item 10. Executive Compensation............................................  25
Item 11. Security Ownership of Certain Beneficial Owners and Management....  25
Item 12. Certain Relationships and Related Transactions....................  26


                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  26


Signatures.................................................................  27

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

Narrative Description of Business.

Equipment Leasing and Financing Operations

         From the initial formation of the Partnership through December 31, 1997, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $273,825,000. The average initial firm term of contractual payments from equipment subject to lease was 43.43 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.71%. The average initial firm term of contractual payments from loans was 61.22 months.

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

         The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1997, approximately 99% of the equipment owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1997, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

Equipment Leasing and Financing Operations.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 1997, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $65,375,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1997.

                                                                  Percentage of
         Asset Types                         Purchase Price(1)    Total Assets
-------------------------------            ---------------------  -------------
                                           (Amounts in Thousands)

Capital Equipment Leased to Emerging
 Growth Companies                                $  19,659              30%
Furniture and Fixtures                              13,749              21
Financing Related to Emerging Growth
 Companies                                           8,333              13
Computer Peripherals                                 8,210              13
Financing of Other Businesses                        6,754              10
Miscellaneous                                        3,208               5
Small Computer Systems                               3,154               5
Telecommunications                                   1,517               2
Financing Related to Pay TV Systems
 and Other Media                                       791               1
                                                 ---------             ---

TOTAL                                            $  65,375             100%
                                                 =========             ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $4,156,000, a financing joint venture of $290,000, cost of equipment on financing leases of $25,853,000 and original cost of outstanding loans of $15,588,000 at December 31, 1997.


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

                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate Number of Equity Security Investments:

                                                    Number of Unit Holders
                    Title of Class                  as of December 31, 1997
              ----------------------------          -----------------------

              Limited Partners                               8,184
              General Partner                                    1

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV and Subsidiary (the Partnership) reported net income of $4,560,000 for the year ended December 31, 1997, as compared to $5,856,000 during 1996. The decline in net income during 1997, as compared to 1996, is due to a decrease in revenues generated from leasing activities.

         The decrease in total revenues of $4,463,000 for the year ended December 31, 1997, as compared to 1996, is primarily the result of a decrease in rental income of $2,889,000, and to a lesser extent, a decrease in earned income from financing leases of $1,134,000. The decrease in rental income is reflective of a reduction in the size of the equipment portfolio. As of December 31, 1997, the Partnership owned equipment with an aggregate original cost of $45.3 million compared to $76.7 million at December 31, 1996. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of December 31, 1997, the Partnership owned equipment being held for lease with an original purchase price of $8,635,000 and a net book value of $68,000, compared to $17,496,000 and $1,015,000, respectively, at December 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

          The decrease in earned income from financing leases for the year ended December 31, 1997, as compared to prior year, is due to a decrease in the Partnership's net investment in financing leases to $9.6 million at December 31, 1997 from $17 million at December 31, 1996. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting. This effect will be mitigated to some degree as the Partnership continues to invest in new financing leases over its life. During 1997 and 1996, the Partnership invested $2 million and $6.4 million in new financing leases, respectively.

         An additional factor contributing to the decline in total revenues for the year ended December 31, 1997, compared to 1996, is the absence of a gain on sale of securities, compared to $977,000 in 1996. The securities sold during 1996 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with several emerging growth companies. In addition, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with unrealized gains of $5,000 and $525,000 at December 31, 1997 and 1996, respectively. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within a one year period.

         Partially offsetting the factors contributing to the decline in total revenues is an increase in gain on sale of equipment. The gain on sale of equipment was $1,042,000 for which the Partnership received proceeds of $1,496,000 for the year ended December 31, 1997, compared to a gain of $381,000 and proceeds of $925,000 for 1996. The increase in gain and proceeds from sale of equipment is a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $33.4 million for the year ended December 31, 1997, compared to $25.8 million during 1996.

         Total expenses decreased by $3,120,000 during year ended December 31, 1997, as compared to 1996. A majority of the decrease in total expenses is due to the decrease in depreciation expense of $2,346,000 during 1997, compared to 1996. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership, as well as, an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.


Cable Television System:

         On October 10, 1996, Phoenix Westcom Cablevision Inc. sold all of its tangible and intangible assets used in the operation of its cable television system for proceeds of $735,000 resulting in a loss on the sale of these assets of $64,000. This loss on sale is included in Other Income on the Statement of Operations during 1996. As a result of the sale of the cable television system's assets, the subsidiary ceased operations. Accordingly, there are no results of operations from this cable television system during the year ended December 31, 1997. The revenues from this cable television system did not have a significant impact upon total revenues during 1996.

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

         The Partnership reported net cash generated by equipment leasing, financing and cable television activities of $16,837,000 during 1997, as compared to $23,034,000 during 1996. The decrease in the net cash generated during 1997 is due to a decrease in rental income and payments on financing leases, as previously discussed in the Results of Operations.

         The Partnership received cash distributions from joint ventures of $1,931,000 during 1997, as compared to cash distributions of $727,000 during 1996. Distributions from joint ventures were higher during 1997, as compared to 1997, due to the Partnership receiving a distribution of excess cash on hand from a joint venture that was formed on August 1, 1994. During 1994, this newly formed joint venture made a significant distribution as a result of it receiving proceeds from the issuance of lease backed certificates. As a result, this joint venture made a distribution of the proceeds to the Partnership. This joint venture was not expected to generate any significant amounts of cash available for distribution until the outstanding debt of this joint venture was paid in full. In November of 1996, the outstanding debt had been repaid in full. This joint venture began making distributions to the Partnership in 1997.

         The Partnership anticipates reinvesting a portion of the cash generated from operations in new leasing or financing transactions over the life of the Partnership. During 1997 and 1996, the Partnership made investments in financing leases with an aggregate original cost of $2 million and $6.4 million, respectively, and invested in notes receivable of $5 million and $2.4 million, respectively.

         The total cash distributed to partners during 1997 was $15,747,000, as compared to $15,880,000 during 1996. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $14,959,000 and $15,085,000 during 1997 and 1996, respectively. The cumulative cash distributions to limited partners was $103,181,000 at December 31, 1997, as compared to $88,222,000 at December 31,
1996. The General Partner received $788,000 and $795,000 for its share of the cash available for distribution during 1997 and 1996, respectively. The Partnership anticpates making distributions during 1998 at a lower rate than the current distributions made during 1997.

         As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998. During the year ended December 31, 1997, the number of units that have been redeemed has been immaterial.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (I) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

        Item 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                   A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                             YEAR ENDED DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership:

We have audited the accompanying consolidated balance sheet of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership and Subsidiary as of December 31, 1997 and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, partners' capital and cash flows of Phoenix Leasing Cash Distribution Fund IV as of December 31, 1996, were audited by other auditors whose report dated January 20, 1997, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership and Subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




San Francisco, California,                                ARTHUR ANDERSEN LLP
  January 23, 1998

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                             December 31, 1997
                                                             -----------------
ASSETS

Cash and cash equivalents                                       $   9,218

Accounts receivable (net of allowance for
 losses on accounts receivable of $389)                               509

Notes receivable (net of allowance for
 losses on notes receivable of $2,268)                              6,458

Equipment on operating leases and held for
 lease (net of accumulated depreciation of $11,646)                   128

Net investment in financing leases (net of
 allowance for early terminations of $777)                          9,631

Investment in joint ventures                                          680

Capitalized acquisition fees (net of accumulated
 amortization of $10,252)                                             680

Other assets                                                           86
                                                                ---------
     Total Assets                                               $  27,390
                                                                =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                        $   1,216
                                                                ---------

     Total Liabilities                                              1,216
                                                                ---------
Partners' Capital:

   General Partner                                                    -

   Limited Partners, 6,500,000 units authorized,
    6,492,727 units issued, 6,208,563 units outstanding            26,169

   Unrealized gain on available-for-sale securities                     5
                                                                ---------
     Total Partners' Capital                                       26,174
                                                                ---------
     Total Liabilities and Partners' Capital                    $  27,390
                                                                =========

                          The accompanying notes are an
                       integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                      1997           1996
                                                      ----           ----
INCOME

   Rental income                                    $ 2,939      $   5,828

   Earned income, financing leases                    2,238          3,372

   Gain on sale of equipment                          1,042            381

   Interest income, notes receivable                  1,315          1,202

   Gain on sale of securities                           -              977

   Equity in earnings from joint ventures, net          333            412

   Other income                                         587            745
                                                    -------        -------

     Total Income                                     8,454         12,917
                                                    -------        -------

EXPENSES

   Depreciation                                         944          3,290

   Amortization of acquisition fees                     557            733

   Lease related operating expenses                     229            296

   Management fees to General Partner                   698            971

   Reimbursed administrative costs to General
     Partner                                            500            734

   Provision for losses on receivables                  455            338

   Legal expenses                                       311            203

   General and administrative expenses                  207            456
                                                    -------        -------

     Total Expenses                                   3,901          7,021
                                                    -------        -------

NET INCOME BEFORE INCOME TAXES                        4,553          5,896

   Income tax benefit (expense) of subsidiary             7           (40)
                                                    -------        -------

NET INCOME                                          $ 4,560        $ 5,856
                                                    =======        =======

NET INCOME PER LIMITED PARTNERSHIP UNIT             $   .61        $   .81
                                                    =======        =======

ALLOCATION OF NET INCOME:

   General Partner                                  $   788        $   795

   Limited Partners                                   3,772          5,061
                                                    -------        -------

                                                    $ 4,560        $ 5,856
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


                             General
                             Partner's  Limited Partners     Unrealized  Total
                             Amount    Units        Amount     Gains     Amount
                             --------- --------------------  ----------  ------

Balance, December 31, 1995    $   --   6,318,955  $  48,068    $ 377   $ 48,445

Distributions to partners
 ($2.40 per limited
 partnership unit)               (795)       --     (15,085)     --     (15,880)

Redemptions of capital            --     (76,012)      (505)     --        (505)

Net income                        795        --       5,061      --       5,856

Change for the year in
 unrealized gain on
 available-for-sale
 securities                       --         --         --       148        148
                              -------  ---------  ---------    -----   --------

Balance, December 31, 1996        --   6,242,943     37,539      525     38,064

Distributions to partners
 ($2.40 per limited
 partnership unit)               (788)       --     (14,959)     --     (15,747)

Redemptions of Capital            --     (34,380)      (183)     --        (183)

Net income                        788        --       3,772      --       4,560

Change for the year in
 unrealized gain on
 available-for-sale
 securities                       --         --         --      (520)      (520)
                              -------  ---------  ---------    -----   --------

Balance, December 31, 1997    $   --   6,208,563  $  26,169    $   5   $ 26,174
                              =======  =========  =========    =====   ========

                          The accompanying notes are an
                       integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                          For the Years Ended
                                                             December 31,
                                                            1997       1996
                                                            ----       ----
Operating Activities:

   Net income                                            $  4,560   $  5,856
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                           944      3,290
       Amortization of acquisition fees                       557        733
       Gain on sale of equipment                           (1,042)      (381)
       Gain on sale of securities                            --         (977)
       Loss on sale of assets of the cable
        television system                                    --           64
       Equity in earnings from joint ventures, net           (333)      (412)
       Provision for early termination, financing leases      199        352
       Provision for (recovery of) losses on
        notes receivable                                      154        (17)
       Provision for losses on accounts receivable            102          3
       Decrease (increase) in accounts receivable            (127)        88
       Decrease in accounts payable and accrued expenses     (298)      (118)
       Decrease in other assets                               120         92
       Decrease (increase) in deferred income tax asset        (7)        40
                                                         --------   --------
Net cash provided by operating activities                   4,829      8,613
                                                         --------   --------

Investing Activities:
   Principal payments, financing leases                     9,001     11,263
   Principal payments, notes receivable                     3,007      3,158
   Proceeds from sale of equipment                          1,496        925
   Proceeds from sale of securities                          --        1,005
   Proceeds from sale of assets of the
    cable television system                                  --          735
   Distributions from joint ventures                        1,931        727
   Investment in financing leases                          (2,008)    (6,446)
   Cable systems, property and equipment                     --          (36)
   Investment in notes receivable                          (4,965)    (2,440)
   Investment in joint ventures                              --          (69)
   Investment in securities                                  --          (28)
   Payment of acquisition fees                               (277)      (459)
                                                         --------   --------
Net cash provided by investing activities                   8,185      8,335
                                                         --------   --------

Financing Activities:
   Redemptions of capital                                    (183)      (505)
   Distributions to partners                              (15,747)   (15,880)
                                                         --------   --------
Net cash used by financing activities                     (15,930)   (16,385)
                                                         --------   --------

Increase (decrease) in cash and cash equivalents           (2,916)       563

Cash and cash equivalents, beginning of period             12,134     11,571
                                                         --------   --------

Cash and cash equivalents, end of period                 $  9,218   $ 12,134
                                                         ========   ========


                          The accompanying notes are an
                       integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

         The General Partner is entitled to receive five percent of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of twelve percent per annum. Thereafter, the General Partner will receive 15% of all cash distributions. From inception of the Partnership until December 31, 1996, the General Partner's interest in Cash Available for Distribution was subordinated in any calendar quarter until the Limited Partners received quarterly distributions equal to three percent of their Capital Contributions (i.e., 12% per annum), prorated for any partial period.

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

         A schedule of compensation paid and distributions made to the General Partner and affiliate for the years ended December 31, follows:

                                                1997          1996
                                                ----          ----
                                              (Amounts in Thousands)

       Management fees                       $    698      $    971
       Acquisition fees                           279           355
       Cash distributions                         788           795
                                             --------      --------

                                             $  1,765      $  2,121
                                             ========      ========

       Redemptions of Limited Partner units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes.

       The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $27,000 and $68,000 during the years ended December 31, 1997 and 1996, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.    Summary of Significant Accounting Policies.

       Principles of Consolidation. The 1996 consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Phoenix Westcom Cablevision, Inc., since the date of acquisition, December 23, 1994. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and may provide additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided additional depreciation expense of $577,000 and $544,000 ($.09 and $.09 per limited partnership unit) for the years ended December 31, 1997 and 1996, respectively.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

       Cable Television System Operations. The consolidated statement of operations includes the operating activity of the Subsidiary for the year ended December 31, 1996. The Subsidiary's cable operations consisted of a cable system located in the counties of Maricopa and Mohave in the State of Arizona and consisted of headend equipment and 69 miles of plant passing, approximately 2,060 homes and serving approximately 737 cable subscribers. The Subsidiary's cable television system served the communities of Cave Creek, Perryville and Peach Springs. The Subsidiary operated under four non-exclusive franchise agreements with the Town of Cave Creek, Maricopa County, Yavapai County and the Hualapai Tribe in Mohave County.

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

       Investments in Joint Ventures. Minority investments in net assets of the equipment, financing and foreclosed cable systems joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

       Investment in Available-for-Sale Securities. The Partnership has investments in stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with unrealized gains and losses reported as a separate component of partners' capital.

       Reclassification. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

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

Note 3.    Accounts Receivable.

       Accounts receivable consist of the following at December 31:

                                                                  1997
                                                                  ----
                                                         (Amounts in Thousands)

         Lease payments                                        $     785
         Reimbursement for property taxes                             70
         General Partners and Affiliates                              24
         Other                                                        19
                                                               ---------
                                                                     898
         Less:  allowance for losses on accounts receivable         (389)
                                                               ---------
              Total                                            $     509
                                                               =========


Note 4.    Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                                  1997
                                                                  ----
                                                         (Amounts in Thousands)

         Notes receivable from emerging growth
              companies,  with stated interest
              ranging from 10% to 21% per annum,
              receivable  in  installments ranging
              from 36 to 60 months, collateralized
              by a security interest in the equipment
              financed.                                        $   4,719

         Notes receivable  from cable  television
              system operators with stated interest
              ranging from 11% to 13% per annum,
              receivable  in installments  ranging
              from 78 to 96 months,  collateralized by
              a security  interest in the cable system
              assets.  These notes have a graduated repayment
              schedule followed with a balloon payment.              459

         Notes receivable from other businesses with
              stated interest ranging from 13% to 18%
              per annum, receivable in installments
              ranging from 35 to 85 months, collateralized
              by the equipment financed.                           3,548
                                                               ---------
                                                                   8,726

         Less:  allowance for losses on notes receivable          (2,268)
                                                               ---------

         Total                                                 $   6,458
                                                               =========

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                         (Amounts in Thousands)

         1998.........................................         $   3,196
         1999.........................................             2,158
         2000.........................................             1,803
         2001.........................................               811
         2002.........................................               445
         Thereafter...................................               175
                                                               ---------

         Total minimum payments to be received........             8,588
         Impaired notes receivable....................             2,006
         Less:  unearned interest.....................            (1,868)
         Less:  allowance for losses..................            (2,268)
                                                               ---------

         Net investment in notes receivable...........         $   6,458
                                                               =========


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

         At December 31, 1997, the recorded investment in notes that are considered to be impaired was $2,006,000. Included in this amount is $1,874,000 of impaired notes for which the related allowance for losses is $1,874,000 and $132,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $1,991,000 and $2,479,000, respectively. The Partnership recognized $16,000 and $287,000 of interest income on impaired notes receivable during the years ended December 31, 1997 and 1996, respectively.

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

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                         1997
                                                         ----
                                                (Amounts in Thousands)

         Beginning balance                            $   2,224
              Provision for losses                          154
              Write downs                                  (110)
                                                      ---------
         Ending balance                               $   2,268
                                                      =========


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

         The net investment in financing leases consists of the following at December 31:

                                                                  1997
                                                                  ----
                                                          (Amounts in Thousands)

         Minimum lease payments to be received                 $  12,018
         Less:  unearned income                                   (1,610)
                allowance for early termination                     (777)
                                                               ---------
         Net investment in financing leases                    $   9,631
                                                               =========

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                      Operating       Financing
                                                      ---------       ---------
                                                        (Amounts in Thousands)

         1998....................................     $     946       $   6,749
         1999....................................           548           3,748
         2000....................................           230           1,284
         2001....................................             5             203
         2002....................................           -                34
                                                      ---------       ---------

         Total                                        $   1,729       $  12,018
                                                      =========       =========

         The net book value of equipment held for lease at December 31, 1997 amounted to $68,000.


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

         An analysis of the Partnership's investment in the Equipment Joint Venture is as follows:
                                                                         Net
                 Net Investment                                       Investment
                 at Beginning                 Equity in                at End
Date             of Period      Contributions Earnings  Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1996   $1,657       $   69      $  393      $  483       $1,636
                      ======       ======      ======      ======       ======

Year Ended
  December 31, 1997   $1,636       $   -       $  467      $1,848       $  255
                      ======       ======      ======      ======       ======

         The aggregate financial information of the Equipment Joint Venture is presented as follows:

                                                        December 31,
                                                            1997
                                                            ----
                                                    (Amounts in Thousands)

         Assets                                          $    730
         Liabilities                                          156
         Partners' Capital                                    574

                                               For the Years Ended December 31,
                                                  1997                  1996
                                                  ----                  ----
                                                    (Amounts in Thousands)

         Revenue                               $  1,129              $  2,025
         Expenses                                    78                 1,149
         Net Income (Loss)                        1,051                   876

         As of December 31, 1997 the Partnership's pro rata interest in the Equipment Joint Venture's net book value of off-lease equipment was $0.

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross revenues of the Equipment Joint Venture. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture.

         The Partnership owns a 25% interest in Phoenix Joint Venture 1994-2, a Financing Joint Venture. This investment is accounted for using the equity method of accounting. The other partners of the venture are entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:
                                                                         Net
                 Net Investment                                       Investment
                 at Beginning                 Equity in                at End
Date             of Period      Contributions Earnings  Distributions of Period
----             -------------- ------------- --------- ------------- ----------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1996   $  271       $   -       $   39      $   86       $  224
                      ======       ======      ======      ======       ======

Year Ended
  December 31, 1997   $  224       $   -       $   28      $   81       $  171
                      ======       ======      ======      ======       ======

         The aggregate financial information of the Financing Joint Venture is presented as follows:

                                                         December 31,
                                                            1997
                                                            ----
                                                    (Amounts in Thousands)

         Assets                                           $   803
         Liabilities                                          136
         Partners' Capital                                    667

                                               For the Years Ended December 31,
                                                  1997                  1996
                                                  ----                  ----
                                                    (Amounts in Thousands)

         Revenue                               $    127              $    162
         Expenses                                    25                     6
         Net Income (Loss)                          102                   156

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

                                                                         Net
                 Net Investment               Equity in               Investment
                 at Beginning                 Earnings                  at End
Date             of Period      Contributions (Losses)  Distributions of Period
----             -------------- ------------- --------- ------------- ----------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1996   $  523       $   73      $  (20)      $  158      $  418
                      ======       ======      ======       ======      ======

Year Ended
  December 31, 1997   $  418       $   -       $ (162)      $    2      $  254
                      ======       ======      ======       ======      ======

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                       December 31,
                                                           1997
                                                           ----
                                                  (Amounts in Thousands)

         Assets                                         $    909
         Liabilities                                         240
         Partners' Capital                                   669

                                               For the Years Ended December 31,
                                                  1997                  1996
                                                  ----                  ----
                                                    (Amounts in Thousands)

         Revenue                               $    529              $  2,168
         Expenses                                   789                 2,213
         Net Income (Loss)                         (260)                  (45)

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


Note 7.    Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                          1997
                                                          ----
                                                 (Amounts in Thousands)

         Equipment lease operations                    $    559
         General Partner and affiliates                     181
         Security deposits                                  202
         Other                                              147
         Sales Tax                                          127
                                                       --------
                                                       $  1,216
                                                       ========


Note 8.    Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31, 1997:

                        Reported Amounts        Tax Basis         Net Difference
                        ----------------        ---------         --------------
                                         (Amounts in Thousands)

         Assets            $  27,390          $   32,809           $   (5,419)
         Liabilities           1,216                 735                  481


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

         The reimbursed administrative costs to the General Partner were $500,000 and $734,000 for the years ended December 31, 1997 and 1996, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1997 and 1996 were $181,000 and $237,000, respectively.


Note 11.   Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partner's share of consolidated net income and distributions, and the weighted average number of units outstanding of 6,223,655 and 6,273,582 for the years ended December 31, 1997 and 1996, respectively. For the purposes of allocating consolidated income (loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 12.   Subsequent Events.

         In January 1998, cash distributions of $196,000 and $2,399,000 were made to the General and Limited Partners, respectively.


Note 13.   Fair Value of Financial Instruments.

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair values.

Item 8.    Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 60, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 47, is Executive Vice President, Chief Operating Officer and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 36, is the Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         BRYANT J. TONG, age 43, is Senior Vice President, Financial Operations and a Director of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 42, is Senior Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P.
              Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund III and
              Phoenix Leasing Income Fund VII

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1997, all such required reports were filed on a timely basis, except for reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) filed late by Howard Solovei and Cynthia E. Parks, each an executive officer of the General Partner (or any corporate general partner of the General Partner) of the Registrant. No units of limited partnership interest are held by such executive officers.

Certain Legal Proceedings.

         On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. The Companies received an extension of time to answer the Complaint and formal discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.    Executive Compensation.

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner and its affiliate.


        (A)                (B)                                 (C)                               (D)

                                                         Cash and cash-                    Aggregate of
Name of Individual    Capacities in                      equivalent forms                  contingent forms
or persons in group   which served                       of remuneration                   of remuneration
-------------------   -------------        -------------------------------------------     ----------------
                                                  (C1)                        (C2)
                                                                    Securities or property
                                      Salaries, fees, directors'    insurance benefits or
                                      fees, commissions, and        reimbursement, personal
                                      bonuses                       benefits
                                      -------------------------     -----------------------
                                                    (Amounts in Thousands)
Phoenix Leasing
  Incorporated        General Partner         $   977                        $   0               $   0
                                              =======                        =====               =====

(1)  consists of management and acquisition fees.


Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

          (1)                           (2)                             (3)
    Title of Class         Amount Beneficially Owned            Percent of Class
    --------------         -------------------------            ----------------
General Partner Interest   Represents a 5% interest in the              100%
                           Registrant's profits and
                           distributions, until the Limited
                           Partners have recovered their
                           capital contributions plus a
                           cumulative return of 12% per annum,
                           compounded quarterly, on the
                           unrecovered portion thereof.
                           Thereafter, the General Partner
                           will receive 15%interest in the
                           Registrant's profits and distributions.

Limited Partner Interest   1,100 units                                  .02


Item 12.      Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Page No.
                                                                      --------
(a)      1.   Financial Statements:

              Consolidated Balance Sheet as of December 31, 1997          10
              Consolidated Statements of Operations for
                the Years Ended December 31, 1997 and 1996                11
              Consolidated Statements of Partners' Capital
                for the Years Ended December 31, 1997 and 1996            12
              Consolidated Statements of Cash Flows for the
                Years Ended December 31, 1997 and 1996                    13
              Notes to Consolidated Financial Statements                4-23

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(c)      21.  Additional Exhibits.

              a)  Balance Sheets of Phoenix Leasing Incorporated    E21 1-14

         27.  Financial Data Schedule

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                           A CALIFORNIA LIMITED PARTNERSHIP
                                                      (Registrant)

                                      BY:  PHOENIX LEASING INCORPORATED,
                                           A CALIFORNIA CORPORATION
                                           GENERAL PARTNER

         Date: March 24, 1998         By:  /S/ GUS CONSTNTIN
               --------------              ----------------------------
                                           Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                          Title                           Date
    ---------                          -----                           ----


/S/ GUS CONSTANTIN     President, Chief Executive Officer and a   March 24, 1998
---------------------  Director of Phoenix Leasing Incorporated,  --------------
(Gus Constantin)       General Partner



/S/ GARY W. MARTINEZ   Executive Vice President,                  March 24, 1998
---------------------  Chief Operating Officer and a Director of  --------------
(Gary W. Martinez)     Phoenix Leasing Incorporated
                       General Partner



/S/ HOWARD SOLOVEI     Chief Financial Officer,                   March 24, 1998
---------------------  Treasurer and a Director of                --------------
(Howard Solovei)       Phoenix Leasing Incorporated
                       General Partner



/S/ BRYANT J. TONG     Senior Vice President,                     March 24, 1998
---------------------  Financial Operations                       --------------
(Bryant J. Tong)       (Principal Accounting Officer)
                       and a Director of
                       Phoenix Leasing Incorporated
                       General Partner