Form 10QSB
period 1998-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1998-05-14
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -----------

                                  FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-18278
                                                -------

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

           California                                    68-0191380
-------------------------------               ----------------------------------
     State of Jurisdiction                    I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                  94901-5527
--------------------------------------------------------------------------------
   Address of Principal Executive Offices                       Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                           ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                     Yes   X                       No
                         -----                        -----

6,196,603 Units of Limited Partnership Interest were outstanding as of March 31, 1998.

Transitional small business disclosure format:

                     Yes                           No   X
                         -----                        -----

                          Part I. Financial Information
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                        March 31,  December 31,
                                                          1998         1997
                                                          ----         ----
ASSETS
Cash and cash equivalents                               $ 9,130     $ 9,218

Accounts receivable (net of allowance for
   losses on accounts  receivable of $363
   and $389 at March 31, 1998 and December
   31, 1997, respectively)                                  432         509

Notes receivable (net of allowance for losses
   on notes receivable of $2,299 and $2,268 at
   March 31, 1998 and December 31, 1997)                  5,625       6,458

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $10,462 and $11,646 at March 31, 1998 and
   December 31, 1997, respectively)                         335         128

Net investment in financing  leases (net of
   allowance for early terminations of $836
   and $777 at March 31, 1998 and December
   31, 1997, respectively)                                7,540       9,631

Investment in joint ventures                                514         680

Capitalized acquisition fees (net of
   accumulated amortization of $10,358 and
   $10,252 at March 31, 1998 and December 31,
   1997, respectively)                                      573         680

Other assets                                                170          86
                                                        -------     -------

     Total Assets                                       $24,319     $27,390
                                                        =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                $ 1,221     $ 1,216
                                                        -------     -------

     Total Liabilities                                    1,221       1,216
                                                        -------     -------

Partners' Capital

   General Partner                                         --          --

   Limited Partners, 6,500,000 units  authorized,
     6,492,727 units issued, 6,196,603 and
     6,208,563 units outstanding at March 31,
     1998 and December 31, 1997, respectively            22,997      26,169

   Unrealized gain on available-for-sale securities         101           5
                                                        -------     -------

     Total Partners' Capital                             23,098      26,174
                                                        -------     -------

     Total Liabilities and Partners' Capital            $24,319     $27,390
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
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           1998           1997
                                                           ----           ----

INCOME

   Rental income                                          $   447        $   906
   Earned income, financing leases                            364            654
   Gain on sale of equipment                                  127            501
   Equity in earnings from joint ventures, net                 73            114
   Interest income, notes receivable                          289            223
   Other income                                               137            163
                                                          -------        -------

     Total Income                                           1,437          2,561
                                                          -------        -------

EXPENSES

   Depreciation                                                89            308
   Amortization of acquisition fees                           106            158
   Lease related operating expenses                            36             81
   Management fees to General Partner                         132            204
   Reimbursed administrative costs
     to General Partner                                        91            169
   Legal expense                                               68             81
   Provision for losses on receivables                         62           --
   General and administrative expenses                         57             53
                                                          -------        -------

     Total Expenses                                           641          1,054
                                                          -------        -------

NET INCOME  BEFORE INCOME TAXES                           $   796        $ 1,507
     Income tax benefit (expense)                              (1)             1
                                                          -------        -------

NET INCOME                                                $   795        $ 1,508
                                                          =======        =======

NET INCOME  PER LIMITED
   PARTNERSHIP UNIT                                       $   .10        $   .21
                                                          =======        =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                       $   .60        $   .60
                                                          =======        =======

ALLOCATION OF NET INCOME:
   General Partner                                        $   196        $   197
   Limited Partners                                           599          1,311
                                                          -------        -------
                                                          $   795        $ 1,508
                                                          =======        =======




        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                            1998           1997
                                                            ----           ----
Operating Activities:
   Net income                                            $    795      $  1,508
   Adjustments to reconcile net income  to net
     cash provided by operating activities:
       Depreciation                                            89           308
       Amortization of acquisition fees                       106           158
       Gain on sale of equipment                             (127)         (501)
       Equity in earnings from joint ventures, net            (73)         (114)
       Provision for early termination,
         financing leases                                      31          --
       Provision for losses on notes receivable                31          --
       Decrease in accounts receivable                         77           143
       Increase in accounts payable and
         accrued expenses                                       8           154
       Decrease(increase)in deferred income
         tax asset                                              1            (1)
       Decrease (increase) in other assets                     12            (8)
                                                         --------      --------

Net cash provided by operating activities                     950         1,647
                                                         --------      --------

Investing Activities:
   Principal payments, financing leases                     1,730         2,340
   Principal payments, notes receivable                       802           825
   Proceeds from sale of equipment                            161           920
   Distributions from joint ventures                          239           624
   Investment in financing leases                            --          (1,673)
   Investment in notes receivable                            --          (1,300)
   Payment of acquisition fees                                 (3)         --
                                                         --------      --------

 Net cash provided by investing activities                  2,929         1,736
                                                         --------      --------

Financing Activities:
   Redemptions of capital                                     (43)          (34)
   Distributions to partners                               (3,924)       (3,947)
                                                         --------      --------

Net cash used by financing activities                      (3,967)       (3,981)
                                                         --------      --------

Decrease in  cash and cash equivalents                        (88)         (598)

Cash and cash equivalents, beginning of period              9,218        12,134
                                                         --------      --------

Cash and cash equivalents, end of period                 $  9,130      $ 11,536
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

Note 2.       Reclassification.

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At March 31, 1998, the recorded investment in notes that are considered to be impaired was $1,988,000. Included in this amount is $1,860,000 of impaired notes for which the related allowance for losses is $1,860,000, and $128,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the three months ended March 31, 1998 and 1997 was approximately $1,988,000 and $2,037,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                                   1998              1997
                                                   ----              ----
                                                    (Amounts in Thousands)

         Beginning balance                        $  2,268         $  2,224
              Provision for losses                      31              -
              Write downs                              -                -
                                                  --------         --------
         Ending balance                           $  2,299         $  2,224
                                                  ========         ========

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,203,101 and 6,239,231 for the three months ended March 31, 1998 and 1997, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented as follows:

                                            March 31,         December 31,
                                              1998                1997
                                              ----                ----
                                             (Amounts in Thousands)

         Assets                           $     361          $    730
         Liabilities                            111               156
         Partners' Capital                      250               574

                                                Three Months Ended
                                                     March 31,
                                              1998                1997
                                              ----                ----
                                                (Amounts in Thousands)

         Revenue                          $     181          $    374
         Expenses                                20               112
         Net Income                             161               262

Financing Joint Venture

         The aggregate financial information of the financing joint venture is presented as follows:

                                            March 31,         December 31,
                                              1998                1997
                                              ----                ----
                                                (Amounts in Thousands)

         Assets                           $     722          $    803
         Liabilities                            118               136
         Partners' Capital                      604               667

                                                Three Months Ended
                                                     March 31,
                                              1998                1997
                                              ----                ----
                                               (Amounts in Thousands)

         Revenue                          $      25          $     35
         Expenses                                 4                14
         Net Income                              21                21

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                            March 31,         December 31,
                                              1998                1997
                                              ----                ----
                                               (Amounts in Thousands)

         Assets                           $     902          $    909
         Liabilities                            243               240
         Partners' Capital                      659               669

                                                Three Months Ended
                                                     March 31,
                                              1998                1997
                                              ----                ----
                                               (Amounts in Thousands)

         Revenue                          $     100          $     61
         Expenses                               110               123
         Net Loss                               (10)              (62)

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership, reported net income of $795,000 during the three months ended March 31, 1998, as compared to net income of $1,508,000 during the three months ended March 31, 1997. The decline in earnings is the result of a decrease in revenues that exceeded the decrease in expenses.

         The decrease in total revenues of $1,124,000 for the three months ended March 31, 1998, as compared to the same period in 1997, is primarily the result of declines in rental income, earned income from financing leases and gain on sale of equipment. The decrease in rental income of $459,000 for the three months ended March 31, 1998, compared to the same period in 1997, is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $41 million at March 31, 1998, as compared to $61 million at March 31, 1997. Another factor contributing to the decrease in rental income is equipment being off lease. As of March 31, 1998, the Partnership owned equipment being held for lease with an original purchase price of $12.7 million and a net book value of $291,000, compared to $9 million and $509,000, respectively, at March 31, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The decrease in earned income from financing leases of $290,000 for the three months ended March 31, 1998, compared to the same period in the prior year, is due to a decrease in the net investment in financing leases. The net investment in financing leases was $7.5 million at March 31, 1998, as compared to $16.3 million at March 31, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting. During the three months ended March 31, 1998, the Partnership made no new investments in financing leases, compared to $1.7 million for the same period in 1997.

         Gain on sale of equipment decreased by $374,000 for the three months ended March 31, 1998, compared to the same period in 1997, as a result of a decrease in sales activity of the Partnership's equipment portfolio. Correspondingly, proceeds from the sale of equipment also decreased. The Partnership sold equipment with an aggregate original cost of $4.3 million for the three months ended March 31, 1998, compared to $17.8 million for the same period in 1997.

         Total expenses decreased by $413,000 during the three months ended March 31, 1998, as compared to the same period in 1997. A majority of the decrease in total expenses is due to a decline in depreciation expense of $219,000 for the three months ended March 31, 1998, as compared to the same period in 1997. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership as well as an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $3,482,000 and $4,812,000 during the three months ended March 31, 1998 and 1997, respectively. The net decrease in cash generated is due to a decrease in rental income and payments on financing leases, as previously discussed above in the Results of Operations.

         The Partnership received cash distributions from joint ventures of $239,000 during the three months ended March 31, 1998, as compared to cash distributions of $624,000 during the same period in 1997. The decrease in distributions from joint ventures is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The total cash distributed to partners for the three months ended March 31, 1998 was $3,924,000, as compared to $3,947,000 for the same period in 1997. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $3,727,000 and $3,750,000 in distributions during the three months ended March 31, 1998 and 1997, respectively. The General Partner received $197,000 for its share of the cash available for distribution during both the three months ended March 31, 1998 and 1997. The Partnership anticipates making distributions to partners during the remainder of 1998 at the same rate as distributions made during 1997. Distributions to partners are anticipated to be made at a lower rate beginning with the January 15, 1999 distribution.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 1998

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

                                     PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                           A CALIFORNIA LIMITED PARTNERSHIP
                                     -------------------------------------------
                                                   (Registrant)


    Date                     Title                               Signature
    ----                     -----                               ---------


May 13, 1998         Executive Vice President,             /S/ GARY W. MARTINEZ
---------------      Chief Operating Officer               --------------------
                     and a Director of                     (Gary W. Martinez)
                     Phoenix Leasing Incorporated
                     General Partner



May 13, 1998         Chief Financial Officer,              /S/ HOWARD SOLOVEI
--------------       Treasurer and a Director of           --------------------
                     Phoenix Leasing Incorporated          (Howard Solovei)
                     General Partner



May 13, 1998         Senior Vice President,                /S/ BRYANT J. TONG
--------------       Financial Operations                  --------------------
                     (Principal Accounting Officer)        (Bryant J. Tong)
                     and a Director of
                     Phoenix Leasing Incorporated
                     General Partner