Form 10QSB
period 1998-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1998-08-13
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                  For the quarterly period ended June 30, 1998

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

                              Yes   X      No
                                  -----       -----

6,192,840 Units of Limited Partnership Interest were outstanding as of June 30, 1998.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           1998        1997
                                                           ----        ----
ASSETS
Cash and cash equivalents                                $ 8,647      $ 9,218

Accounts receivable (net of allowance for
 losses on accounts receivable of $342 and
 $389 at June 30, 1998 and December 31, 1997
 respectively)                                                85          509

Notes receivable (net of allowance for
 losses on notes receivable of $2,326 and
 $2,268 at June 30, 1998 and December 31, 1997,
 respectively)                                             4,964        6,458

Equipment on operating leases and held for
 lease (net of accumulated depreciation of
 $9,470 and $11,646 at June 30, 1998 and
 December 31, 1997, respectively)                            201          128

Net investment in financing leases (net of
 allowance for early terminations of $754 and
 $777 at June 30, 1998 and December 31, 1997,
 respectively)                                             6,066        9,631

Investment in joint ventures                                 463          680

Capitalized acquisition fees (net of
 accumulated amortization of $10,454 and
 $10,252 at June 30, 1998 and December 31, 1997,
 respectively)                                               477          680

Other assets                                                 175           86
                                                         -------      -------

     Total Assets                                        $21,078      $27,390
                                                         =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                 $ 1,205      $ 1,216
                                                         -------      -------

     Total Liabilities                                     1,205        1,216
                                                         -------      -------

Partners' Capital

   General Partner                                          --           --

   Limited Partners, 6,500,000 units authorized,
    6,492,727 units issued, 6,192,840 and
    6,208,563 units outstanding at June 30, 1998
    and December 31, 1997, respectively                   19,779       26,169

   Unrealized gain on available-for-sale securities           94            5
                                                         -------      -------

     Total Partners' Capital                              19,873       26,174
                                                         -------      -------

     Total Liabilities and Partners' Capital             $21,078      $27,390
                                                         =======      =======



        The accompanying notes are an integral part of these statements.


                       PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                     A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Amounts in Thousands Except for Per Unit Amounts)
                                       (Unaudited)
                                                    Three Months Ended   Six Months Ended
                                                          June 30,            June 30,
                                                       1998      1997      1998     1997
                                                    -------   -------   -------  -------
INCOME
   Rental income                                    $   576   $   480   $ 1,023  $ 1,386
   Earned income, financing leases                      280       605       644    1,259
   Gain on sale of equipment                             28       164       155      666
   Equity in earnings from joint ventures, net          132        60       205      174
   Interest income, notes receivable                    173       253       462      476
   Other income                                         167       170       304      333
                                                    -------   -------   -------  -------
     Total Income                                     1,356     1,732     2,793    4,294
                                                    -------   -------   -------  -------

EXPENSES
   Depreciation                                         146       217       235      525
   Amortization of acquisition fees                      96       131       202      289
   Lease related operating expenses                      19        97        54      178
   Management fees to General Partner                   111       149       244      353
   Reimbursed administrative costs
     to General Partner                                  73       150       164      319
   Provision for losses on receivables                   27       195        89      195
   Legal expenses                                       118        70       185      151
   General and administrative expenses                   50        59       107      112
                                                    -------   -------   -------  -------
     Total Expenses                                     640     1,068     1,280    2,122
                                                    -------   -------   -------  -------
NET INCOME BEFORE INCOME TAXES                      $   716   $   664   $ 1,513  $ 2,172

   Income tax benefit (expense)                        --           2        (2)       3
                                                    -------   -------   -------  -------
NET INCOME                                          $   716   $   666   $ 1,511  $ 2,175
                                                    =======   =======   =======  =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                 $   .08   $   .08   $   .18  $   .29
                                                    =======   =======   =======  =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                 $   .60   $   .60   $  1.20  $  1.20
                                                    =======   =======   =======  =======

ALLOCATION OF NET INCOME:
     General Partner                                $   196   $   198   $   392  $   395
     Limited Partners                                   520       468     1,119    1,780
                                                    -------   -------   -------  -------
                                                    $   716   $   666   $ 1,511  $ 2,175
                                                    =======   =======   =======  =======



            The accompanying notes are an integral part of these statements.

                                        3

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1998        1997
                                                             -----       -----
Operating Activities:
   Net income                                              $  1,511    $  2,175
   Adjustments to reconcile net income to net
     cash provided  by operating activities:
       Depreciation                                             235         525
       Amortization of acquisition fees                         202         289
       Gain on sale of equipment                               (155)       (666)
       Equity in earnings from joint ventures, net             (205)       (174)
       Provision for early termination, financing leases         31         113
       Provision for losses on notes receivable                  58          82
       Gain on sale of securities                               (37)       --
       Decrease in accounts receivable                          424         136
       Increase (decrease) in accounts payable and
         accrued expenses                                        (8)         44
       Decrease (increase) in deferred income tax asset           2          (3)
       Decrease (increase) in other assets                       (2)         30
                                                           --------    --------
Net cash provided by operating activities                     2,056       2,551
                                                           --------    --------

Investing Activities:
   Principal payments, financing leases                       3,146       4,719
   Principal payments, notes receivable                       1,486       1,330
   Proceeds from sale of equipment                              188         975
   Proceeds from sale of securities                              37        --
   Distributions from joint ventures                            422       1,099
   Investment in financing leases                              --        (1,986)
   Investment in notes receivable                              --        (4,708)
   Payment of acquisition fees                                   (5)       (165)
                                                           --------    --------
Net cash provided by investing activities                     5,274       1,264
                                                           --------    --------

Financing Activities:
   Redemptions of capital                                       (60)       (150)
   Distributions to partners                                 (7,841)     (7,889)
                                                           --------    --------
Net cash used by financing activities                        (7,901)     (8,039)
                                                           --------    --------

Decrease in cash and cash equivalents                          (571)     (4,224)

Cash and cash equivalents, beginning of period                9,218      12,134
                                                           --------    --------

Cash and cash equivalents, end of period                   $  8,647    $  7,910
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

         The Partnership Agreement stipulates the methods by which income will be allocated to the General Partner and the limited partners. Such allocations will be made using income or loss calculated under Generally Accepted Accounting Principles for book purposes, which varies from income or loss calculated for tax purposes.

         The calculation of items of income and loss for book and tax purposes may result in book basis capital accounts that vary from the tax basis capital accounts. The requirement to restore any deficit capital balances by the General Partner will be determined based on the tax basis capital accounts. At liquidation of the Partnership, the General Partner's remaining book basis capital accounts will be reduced to zero through the allocation of income or loss.

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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At June 30, 1998, the Partnership has investments in notes receivable, before allowance for losses, of $7,290,000 of which $2,075,000 is considered to be impaired. The Partnership has an allowance for losses of $2,326,000 as of June 30, 1998. The average recorded investment in impaired loans during the six months ended June 30, 1998 and 1997 was approximately $2,031,000 and $1,965,000, respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                              1998              1997
                                              ----              ----
                                              (Amounts in Thousands)

        Beginning balance                  $  2,268          $  2,224
             Provision for losses                58                82
             Write downs                        --               (110)
                                           --------          --------
        Ending balance                     $  2,326          $  2,196
                                           ========          ========

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,198,399 and 6,234,148 for the three months ended June 30, 1998 and 1997, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented as follows:

                                       June 30,      December 31,
                                         1998            1997
                                         ----            ----
                                        (Amounts in Thousands)

      Assets                          $   314         $   730
      Liabilities                          78             156
      Partners' Capital                   236             574

                            Three Months Ended           Six Months Ended
                                 June 30,                    June 30,
                             1998        1997            1998        1997
                             ----        ----            ----        ----
                                        (Amounts in Thousands)

      Revenue             $   374     $   237         $   556     $   582
      Expenses                 27          97              47         181
      Net Income              347         140             509         401

Financing Joint Venture

         The aggregate financial information of the financing joint venture is presented as follows:

                                        June 30,     December 31,
                                          1998           1997
                                          ----           ----
                                         (Amounts in Thousands)

      Assets                           $   680        $   803
      Liabilities                          141            136
      Partners' Capital                    539            667

                             Three Months Ended          Six Months Ended
                                  June 30,                    June 30,
                             1998         1997           1998         1997
                             ----         ----           ----         ----
                                         (Amounts in Thousands)

      Revenue              $   22       $   33         $   48       $   68
      Expenses                  4            3              8           17
      Net Income               18           30             40           51


Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                        June 30,     December 31,
                                          1998           1997
                                          ----           ----
                                        (Amounts in Thousands)

      Assets                           $   832        $   909
      Liabilities                          238            240
      Partners' Capital                    594            669

                            Three Months Ended           Six Months Ended
                                  June 30,                    June 30,
                             1998         1997           1998         1997
                             ----         ----           ----         ----
                                        (Amounts in Thousands)

      Revenue             $    23      $   102        $   123      $   162
      Expenses                 88          122            198          244
      Net Loss                (65)         (20)           (75)         (82)


Note 7.       Legal Proceedings.

         On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the six months ended June 30, 1998, the Partnership recorded legal expenses of approximately $75,000 in connection with the above litigation as indemnification to the General Partner.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the "Partnership"), reported net income of $716,000 and $1,511,000 during the three and six months ended June 30, 1998, respectively, as compared to net income of $666,000 and $2,175,000 during the three and six months ended June 30, 1997, respectively. The increase in net income for the three months ended June 30, 1998, compared to the same period in 1997, is a result of a decrease in total expenses which exceeded the decrease in total revenues. In contrast, the Partnership experienced a decline in net income during the six months ended June 30, 1998, compared to the same period in 1997, due to a decrease in total revenues that exceeded the decrease in total expenses.

         The decrease in total revenues of $376,000 and $1,501,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, is primarily the result of declines in earned income from financing leases and gain on sale of equipment. The decrease in earned income from financing leases of $325,000 and $615,000 for the three and six months ended June 30, 1998, respectively, compared to the same periods in the prior year, is due to a decrease in the net investment in financing leases. The net investment in financing leases was $6.1 million at June 30, 1998, as compared to $14.2 million at June 30, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting. During the six months ended June 30, 1998, the Partnership made no new investments in financing leases, compared to $2 million for the same period in 1997.

         Gain on sale of equipment decreased by $136,000 and $511,000 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997, as a result of a decrease in sales activity of the Partnership's equipment portfolio. Correspondingly, proceeds from the sale of equipment also decreased. The Partnership sold equipment with an aggregate original cost of $9.5 million for the six months ended June 30, 1998, compared to $22.4 million for the same period in 1997.

         An additional factor contributing to the decline in total revenues for the six months ended June 30, 1998, compared to the same period in 1997, is the decrease in rental income. Rental income decreased by $363,000 for the six months ended June 30, 1998, compared to the same period in 1997. The decrease in rental income for the six months ended June 30, 1998 is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $36 million at June 30, 1998, as compared to $56.3 million at June 30, 1997. Another factor contributing to the decrease in rental income is off lease equipment. As of June 30, 1998, the Partnership owned equipment held for lease with an original purchase price of $13 million and a net book value of $166,000, compared to $10.3 million and $346,000, respectively, at June 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         In contrast, rental income increased for the three months ended June 30, 1998, compared to the same period in the prior year, by $96,000. During the quarter ended June 30, 1998, the Partnership received settlements from defaulted lessees which more than mitigated the factors contributing to the decline in rental income for the six months ended June 30, 1998.

         Total expenses decreased by $428,000 and $842,000 during the three and six months ended June 30, 1998, as compared to the same periods in 1997. The decrease in total expenses for the three and six months ended June 30, 1998, compared to the same periods in the previous year, is a result of a decrease in all items of total expense with the exception of legal fees. This decrease is result of the continued decrease in the size of the equipment portfolio.

         The increase in legal fees of $48,000 and $34,000 for both the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, is a result of legal costs associated to a Class Action Complaint as further discussed in Note 7.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $6,688,000 and $8,600,000 during the six months ended June 30, 1998 and 1997, respectively. The net decrease in cash generated is due to a decrease in rental income and payments on financing leases, as previously discussed above in the Results of Operations.

         The Partnership received cash distributions from joint ventures of $422,000 during the six months ended June 30, 1998, as compared to cash distributions of $1,099,000 during the same period in 1997. The decrease in distributions from joint ventures is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The Partnership made no new investments in financing leases or notes receivable during the six months ended June 30, 1998, compared to $2 million in new investments in financing leases and $4.7 million in new notes receivable at June 30, 1997.

         The total cash distributed to partners for the six months ended June 30, 1998 was $7,841,000, as compared to $7,889,000 for the same period in 1997. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $7,449,000 and $7,494,000 in distributions during the six months ended June 30, 1998 and 1997, respectively. The General Partner received $392,000 and $395,000 for its share of the cash available for distribution during the six months ended June 30, 1998 and 1997, respectively.

         Because the Partnership is in its final years of liquidation, the Partnership plans to decrease its distribution rate to approximately 5% from 12% beginning on the January 15, 1999 distribution, in line with its reduced cash flow.

         As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  June 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1.     Legal Proceedings.

            On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                      ------------------------------------------
                                                    (Registrant)


       Date                      Title                           Signature
       ----                      -----                           ---------


August 12, 1998          Executive Vice President,          /S/ GARY W. MARTINEZ
-------------------      Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


August 12, 1998          Chief Financial Officer,           /S/ HOWARD SOLOVEI
-------------------      Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


August 12, 1998         Senior Vice President,              /S/ BRYANT J. TONG
-------------------     Financial Operations                --------------------
                        (Principal Accounting Officer)      (Bryant J. Tong)
                        and a Director of
                        Phoenix Leasing Incorporated
                        General Partner