Form 10QSB
period 1998-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1998-11-12
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                For the quarterly period ended September 30, 1998

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

                              Yes   X      No
                                  -----       -----

6,192,840 Units of Limited Partnership Interest were outstanding as of September 30, 1998.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1998          1997
                                                          ----          ----
ASSETS
Cash and cash equivalents                              $    8,291   $    9,218

Accounts receivable (net of allowance for losses on
   accounts receivable of $340 and $389 at September
   30, 1998 and December 31, 1997, respectively)               45          509

Notes receivable (net of allowance for losses on
   notes receivable of $2,352 and $2,268 at
   September 30, 1998 and December 31, 1997,
   respectively)                                            4,456        6,458

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $5,478 and $11,646
   at September 30, 1998 and December 31, 1997,
   respectively)                                               43          128

Net investment in financing leases (net of allowance
   for early terminations of $692 and $777 at
   September 30, 1998 and December 31, 1997,
   respectively)                                            4,464        9,631

Investment in joint ventures                                  346          680

Capitalized acquisition fees (net of accumulated
   amortization of $10,552 and $10,252 at September
   30, 1998 and December 31, 1997, respectively)              379          680

Other assets                                                  104           86
                                                       ----------   ----------

     Total Assets                                      $   18,128   $   27,390
                                                       ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

   Accounts payable and accrued expenses               $    1,288   $    1,216
                                                       ----------   ----------
     Total Liabilities                                      1,288        1,216
                                                       ----------   ----------

Partners' Capital

   General Partner                                           --           --

   Limited Partners, 6,500,000 units authorized,
     6,492,727  units  issued, 6,192,840 and
     6,208,563 units outstanding at September 30,
     1998 and December 31, 1997, respectively              16,806       26,169

   Unrealized gain on available-for-sale securities            34            5
                                                       ----------   ----------
     Total Partners' Capital                               16,840       26,174
                                                       ----------   ----------

     Total Liabilities and Partners' Capital           $   18,128   $   27,390
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
                                   (Unaudited)

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                             1998     1997      1998      1997
                                             ---      ----      ----      ----
INCOME
   Rental income                           $   792  $   769    $ 1,815   $ 2,155
   Earned income, financing leases             223      510        867     1,769
   Gain on sale of equipment                    22      104        177       770
   Equity in earnings from joint ventures,
     net                                        69       66        273       241
   Interest income, notes receivable           235      349        697       824
   Other income                                105      135        410       468
                                           -------  -------    -------   -------
     Total Income                            1,446    1,933      4,239     6,227
                                           -------  -------    -------   -------

EXPENSES
   Depreciation                                 66      243        301       768
   Amortization of acquisition fees             98      129        300       418
   Lease related operating expenses             16       20         71       199
   Management fees to General Partner          121      165        364       517
   Reimbursed administrative costs
     to General Partner                         49       90        213       409
   Provision for losses on receivables          27       86        116       281
   Legal expenses                               82      104        267       255
   General and administrative expenses          33       39        140       151
                                           -------  -------    -------   -------
     Total Expenses                            492      876      1,772     2,998
                                           -------  -------    -------   -------

NET INCOME BEFORE INCOME TAXES             $   954  $ 1,057    $ 2,467   $ 3,229

   Income tax benefit (expense)               --       --           (2)        3
                                           -------  -------    -------   -------

NET INCOME                                 $   954  $ 1,057    $ 2,465   $ 3,232
                                           =======  =======    =======   =======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                        $   .12  $   .13    $   .30   $   .42
                                           =======  =======    =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                        $   .60  $   .60    $  1.80   $  1.80
                                           =======  =======    =======   =======

ALLOCATION OF NET INCOME:
     General Partner                       $   196  $   196    $   588   $   591
     Limited Partners                          758      861      1,877     2,641
                                           -------  -------    -------   -------
                                           $   954  $ 1,057    $ 2,465   $ 3,232
                                           =======  =======    =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                            1998        1997
                                                            ----        ----
Operating Activities:
--------------------
   Net income                                             $  2,465   $  3,232
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                            301        768
       Amortization of acquisition fees                        300        418
       Equity in earnings from joint ventures, net            (273)      (241)
       Gain on sale of equipment                              (177)      (770)
       Gain on sale of securities                              (37)      --
       Provision for early termination, financing leases        31        160
       Provision for losses on notes receivable                 84        121
       Decrease in accounts receivable                         464         92
       Increase in accounts payable and accrued expenses        76         39
       Decrease (increase) in deferred income tax asset          7         (3)
       Decrease in other assets                                  5         95
                                                          --------   --------
Net cash provided by operating activities                    3,246      3,911
                                                          --------   --------

Investing Activities:
--------------------
   Principal payments, financing leases                      4,792      6,868
   Principal payments, notes receivable                      2,086      1,999
   Proceeds from sale of equipment                             257      1,212
   Proceeds from sale of securities                             37       --
   Distributions from joint ventures                           607      1,560
   Investment in financing leases                             --       (1,986)
   Investment in notes receivable                             (118)    (4,920)
   Payment of acquisition fees                                  (5)      (165)
                                                          --------   --------
Net cash provided by investing activities                    7,656      4,568
                                                          --------   --------

Financing Activities:
--------------------
   Redemptions of capital                                      (60)      (162)
   Distributions to partners                               (11,769)   (11,819)
                                                          --------   --------
Net cash used by financing activities                      (11,829)   (11,981)
                                                          --------   --------

Decrease in cash and cash equivalents                         (927)    (3,502)

Cash and cash equivalents, beginning of period               9,218     12,134
                                                          --------   --------

Cash and cash equivalents, end of period                  $  8,291   $  8,632
                                                          ========   ========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General.
         -------

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.  Income Taxes.
         ------------

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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 1998, the Partnership has investments in notes receivable, before allowance for losses, of $6,808,000 of which $2,215,000 is considered to be impaired. The Partnership has an allowance for losses of $2,352,000 as of September 30, 1998. The average recorded investment in impaired loans during the nine months ended September 30, 1998 and 1997 was approximately $2,092,000 and $1,986,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                    1998         1997
                                                    ----         ----
                                                 (Amounts in Thousands)

         Beginning balance                        $ 2,268      $ 2,224
              Provision for losses                     84          121
              Write downs                            --           (110)
                                                  -------      -------
         Ending balance                           $ 2,352      $ 2,235
                                                  =======      =======

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,196,526 and 6,227,719 for the nine months ended September 30, 1998 and 1997, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented as follows:

                                              September 30,    December 31,
                                                  1998            1997
                                                  ----            ----
                                                 (Amounts in Thousands)

         Assets                                   $147            $730
         Liabilities                                78             156
         Partners' Capital                          69             574

                                   Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                     1998      1997      1998      1997
                                     ----      ----      ----      ----
                                           (Amounts in Thousands)

         Revenue                     $133      $320      $689      $903
         Expenses                       8       173        55       355
         Net Income                   125       147       634       548

Financing Joint Venture
-----------------------

         The aggregate financial information of the financing joint venture is presented as follows:

                                                  September 30, December 31,
                                                      1998         1997
                                                      ----         ----
                                                    (Amounts in Thousands)

         Assets                                       $613         $803
         Liabilities                                   143          136
         Partners' Capital                             470          667

                                      Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                         1998    1997        1998    1997
                                         ----    ----        ----    ----
                                             (Amounts in Thousands)

         Revenue                         $20      $31       $68      $99
         Expenses                          5        4        13       21
         Net Income                       15       27        55       78

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:
                                                  September 30, December 31,
                                                      1998         1997
                                                      ----         ----
                                                    (Amounts in Thousands)

         Assets                                       $602         $909
         Liabilities                                    70          240
         Partners' Capital                             532          669

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                       1998     1997     1998      1997
                                       ----     ----     ----      ----
                                            (Amounts in Thousands)

         Revenue                      $  96    $ 270    $ 219     $ 432
         Expenses                        77      128      275       372
         Net Income (Loss)               19      142      (56)       60

Note 7.  Legal Proceedings.
         -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9,

1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the nine months ended September 30, 1998, the Partnerships recorded legal expenses of approximately $108,000 in connection with the above litigation as indemnification to the General Partner.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the "Partnership"), reported net income of $954,000 and $2,465,000 during the three and nine months ended September 30, 1998, respectively, as compared to net income of $1,057,000 and $3,232,000 during the three and nine months ended September 30, 1997, respectively. The decrease in net income for the three and nine months ended September 30, 1998, compared to the same periods in 1997, is a result of a decrease in earned income from financing leases.

         The decrease in total income of $487,000 and $1,988,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, is primarily the result of declines in earned income from financing leases and gain on sale of equipment. The decrease in earned income from financing leases of $287,000 and $902,000 for the three and nine months ended September 30, 1998, respectively, compared to the same periods in the prior year, is due to a decrease in the net investment in financing leases. The net investment in financing leases was $4.5 million at September 30, 1998, as compared to $11.8 million at September 30, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting. During the nine months ended September 30, 1998, the Partnership made no new investments in financing leases, compared to $2 million for the same period in 1997.

         Gain on sale of equipment decreased by $82,000 and $593,000 for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997, as a result of a decrease in sales activity of the Partnership's equipment portfolio. Correspondingly, proceeds from the sale of equipment also decreased. The Partnership sold equipment with an aggregate original cost of $20.4 million for the nine months ended September 30, 1998, compared to $28 million for the same period in 1997.

         An additional factor contributing to the decline in total revenues for the nine months ended September 30, 1998, compared to the same period in 1997, is the decrease in rental income. Rental income decreased by $340,000 for the nine months ended September 30, 1998, compared to the same period in 1997. The decrease in rental income for the nine months ended September 30, 1998 is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $24.9 million at September 30, 1998, as compared to $50.8 million at September 30, 1997. Another factor contributing to the decrease in rental income is off lease equipment. As of September 30, 1998, the Partnership owned equipment held for lease with an original purchase price of $8 million and a net book value of $40,000, compared to $9.4 million and $280,000, respectively, at September 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         In contrast, rental income increased by $23,000 for the three months ended September 30, 1998, compared to the same period in the prior year. During the quarter ended September 30, 1998, the Partnership received settlements from defaulted lessees which more than mitigated the factors contributing to the decline in rental income for the nine months ended September 30, 1998.

         Total expenses decreased by $384,000 and $1,226,000 during the three and nine months ended September 30, 1998, as compared to the same periods in 1997. The decrease in total expenses for the three and nine months ended September 30, 1998, compared to the same periods in the previous year, is a result of a decrease in nearly all of the items comprising total expenses. These decreases are the result of the continued decrease in the size of the equipment portfolio.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $10,124,000 and $12,778,000 during the nine months ended September 30, 1998 and 1997, respectively. The net decrease in cash generated is due to a decrease in payments on financing leases, as previously discussed above in the Results of Operations.

         The Partnership received cash distributions from joint ventures of $607,000 during the nine months ended September 30, 1998, as compared to cash distributions of $1,560,000 during the same period in 1997. The decrease in distributions from joint ventures is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The Partnership made no new investments in financing leases but invested $118,000 in notes receivable during the nine months ended September 30, 1998, compared to $2 million in new investments in financing leases and $4.9 million in new notes receivable during the nine months ended September 30, 1997.

         The total cash distributed to partners for the nine months ended September 30, 1998 was $11,769,000, as compared to $11,819,000 for the same period in 1997. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $11,181,000 and $11,228,000 in distributions during the nine months ended September 30, 1998 and 1997, respectively. The cumulative distributions to the Limited Partners are $114,361,000 and $99,449,000 as of September 30, 1998 and 1997, respectively. The General Partner received $588,000 and $591,000 for its share of the cash available for distribution during the nine months ended September 30, 1998 and 1997, respectively.

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

Impact of the Year 2000 Issue

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computers and computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

         The General Partner has performed an assessment of the computer programs used to conduct the business of the Partnership that are subject to Year 2000 risk. The General Partner and its affiliates are currently in the process of testing, upgrading, modifying and replacing existing computer programs that have been determined not to be Year 2000 compliant. It is estimated that this project will be completed in mid 1999. However, if this project is not completed in a timely matter, the Year 2000 issue could have a material impact on the Partnership's operations. The costs of these changes are being incurred by the General Partner or its affiliates. Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations. The General Partner currently does not have a contingency plan, but will continue to evaluate the need for such plan as systems and programs are tested.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem.

         The assessments of the risks and costs of the Year 2000 issue are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those estimates.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the nine months ended September 30, 1998, the Partnerships recorded legal expenses of approximately $108,000 in connection with the above litigation as indemnification to the General Partner.

Item 2.     Changes in Securities.  Inapplicable
            ---------------------

Item 3.     Defaults Upon Senior Securities.  Inapplicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Securities Holders. Inapplicable
            -----------------------------------------------------

Item 5.     Other Information.  Inapplicable
            -----------------

Item 6.     Exhibits and Reports on 8-K:
            ---------------------------

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


November 11, 1998        Executive Vice President,          /S/ GARY W. MARTINEZ
-------------------      Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


November 11, 1998        Chief Financial Officer,           /S/ HOWARD SOLOVEI
-------------------      Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


November 11, 1998        Senior Vice President,             /S/ BRYANT J. TONG
-------------------      Financial Operations               --------------------
                         (Principal Accounting Officer)     (Bryant J. Tong)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner