Form 10KSB
period 1998-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1999-03-25
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----  ACT OF 1934

 For the fiscal year ended December 31, 1998      Commission File Number 0-18278


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

                                Yes  X   No
                                   -----   -----

The Registrant's revenue for its most recent fiscal year was $4,949,000.

As of December 31, 1998, 6,192,840 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         1998 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.     Business........................................................  3
Item 2.     Properties......................................................  4
Item 3.     Legal Proceedings...............................................  4
Item 4.     Submission of Matters to a Vote of Security Holders.............  4


                                     PART II

Item 5.     Market for the Registrant's Securities and Related Security
              Holder Matters................................................  5
Item 6.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................  6
Item 7.     Financial Statements............................................  8
Item 8.     Disagreements on Accounting and Financial Disclosure Matters.... 24


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant.............. 24
Item 10.    Executive Compensation.......................................... 25
Item 11.    Security Ownership of Certain Beneficial Owners and Management.. 26
Item 12.    Certain Relationships and Related Transactions.................. 26


                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K. 26


Signatures.................................................................. 27

                                     PART I

Item 1.       Business.
              --------

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

Narrative Description of Business.

Equipment Leasing and Financing Operations
------------------------------------------

         From the initial formation of the Partnership through December 31, 1998, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $273,825,000. The average initial firm term of contractual payments from equipment subject to lease was 43.43 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.71%. The average initial firm term of contractual payments from loans was 61.21 months.

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

         The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1998, approximately 99% of the leased assets owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1998, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.
              ----------

Equipment Leasing and Financing Operations.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 1998, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $36,857,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1998.

                                                                   Percentage of
                Asset Types                   Purchase Price(1)    Total Assets
                -----------                   -----------------    -------------
                                           (Amounts in Thousands)

Capital Equipment Leased to Emerging Growth
  Companies                                         $ 8,576             23%
Financing Related to Emerging Growth Companies        5,963             16
Furniture and Fixtures                                5,938             16
Financing of Other Businesses                         5,586             15
Computer Peripherals                                  5,015             14
Miscellaneous                                         2,447              7
Small Computer Systems                                1,432              4
Telecommunications                                    1,109              3
Financing Related to Pay TV Systems and Other
  Media                                                 791              2
                                                    -------            ---

TOTAL                                               $36,857            100%
                                                    =======            ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $2,173,000, a financing joint venture of $290,000, cost of equipment on financing leases of $12,447,000 and original cost of outstanding loans of $12,049,000 at December 31, 1998.


Item 3.       Legal Proceedings.
              -----------------

         The Registrant is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

         No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise, during the year covered by this report.

                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security Holder
              ------------------------------------------------------------------
              Matters.
              -------

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate Number of Equity Security Investments:

                                                      Number of Unit Holders
                     Title of Class                  as of December 31, 1998
              ----------------------------           -----------------------

              Limited Partners                                   8,028
              General Partner                                        1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV (the Partnership) reported net income of $2,823,000 for the year ended December 31, 1998, as compared to $4,560,000 during 1997. The decline in net income during 1998, as compared to 1997, is due primarily to a decrease in revenues generated from leasing activities.

         The decrease in total revenues of $3,505,000 for the year ended December 31, 1998, as compared to 1997, is primarily the result of a decrease in earned income from financing leases of $1,206,000 and a decrease in rental income of $874,000. The decrease in earned income from financing leases for the year ended December 31, 1998, as compared to prior year, is due to a decrease in the Partnership's net investment in financing leases to $3.4 million at December 31, 1998 from $9.6 million at December 31, 1997. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting. This effect will be mitigated to some degree if the Partnership invests in new financing leases. During the year ended December 31, 1998, the Partnership made no new investments in financing leases, compared to $2 million for the same period in 1997.

         The decrease in rental income is reflective of a reduction in the size of the equipment portfolio. As of December 31, 1998, the Partnership owned equipment with an aggregate original cost of $22.3 million compared to $45.3 million at December 31, 1997. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of December 31, 1998, the Partnership owned equipment being held for lease with an original purchase price of $8,020,000 and a net book value of $2,000, compared to $8,635,000 and $68,000, respectively, at December 31, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         Also contributing to the decrease in revenues was a decrease in gain on sale of equipment of $888,000 and a decrease in interest income from notes receivable of $429,000, as compared to 1997. The decrease in gain on sale of equipment was due to a decrease in sales activity of the Partnership's equipment portfolio. Correspondingly, proceeds from the sale of equipment also decreased. The Partnership sold equipment with an aggregate original cost of $23 million for the year ended December 31, 1998, compared to $33.4 million during 1997. The decrease in interest income from notes receivable is attributable to the fact that no new investments were made during the year ended December 31, 1998. During the year ended December 31, 1997, the Partnership made new investments in notes receivable of $5 million.

         Total expenses decreased by $1,768,000 during year ended December 31, 1998, as compared to 1997. The decrease in total expenses is a result of a decrease in nearly all of the items comprising total expenses, with depreciation expense contributing the largest decrease. These decreases are the result of the continued decrease in the size of the equipment portfolio. Depreciation expense decreased $610,000 during 1998, compared to 1997. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership, as well as, an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $11,676,000 during 1998, as compared to $16,837,000 during 1997. The decrease in the net cash generated during 1997 is due to a decrease in rental income and payments on financing leases.

         The Partnership received cash distributions from joint ventures of $661,000 during 1998, as compared to cash distributions of $1,931,000 during 1997. The decrease in distributions from joint ventures is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         The total cash distributed to partners during 1998 was $14,905,000, as compared to $15,747,000 during 1997. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $14,121,000 and $14,959,000 during 1998 and 1997, respectively. The cumulative cash distributions to limited partners was $117,301,000 at December 31, 1998, as compared to $103,181,000 at December 31,
1997. The General Partner received $784,000 and $788,000 for its share of the cash available for distribution during 1998 and 1997, respectively. The Partnership anticipates making distributions at the same rate as the December 1998 distribution.

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

Impact of the Year 2000 Issue

         The General Partner has appointed ReSource/Phoenix, Inc. an affiliate of the General Partner, to manage its Year 2000 project.

         Resource/Phoenix has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. If the Year 2000 project is not completed in a timely manner, the Year 2000 issue could have a material impact on the Partnership's operations. The Y2K Project Team, however, has identified Y2K risks and issues and the remediation procedures which need to be implemented. The Y2K Project Team has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timelines.

         Installation of any remediation changes to software and hardware is planned to be completed by June 30, 1999.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                   ------------------------------------------
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------

                          YEAR ENDED DECEMBER 31, 1998
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership:

We have audited the accompanying balance sheet of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership as of December 31, 1998 and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 22, 1999

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31, 1998
                                                               -----------------
ASSETS

Cash and cash equivalents                                            $ 6,877

Accounts receivable (net of allowance for losses on accounts
   receivable of $308)                                                   106

Notes receivable (net of allowance for losses on notes
   receivable of $2,375)                                               4,018

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $5,378)                                    36

Net investment in financing leases (net of allowance for early
   terminations of $661)                                               3,352

Investment in joint ventures                                             327

Capitalized acquisition fees (net of accumulated amortization
   of $10,615)                                                           316

Other assets                                                             450
                                                                     -------

     Total Assets                                                    $15,482
                                                                     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                             $ 1,073
                                                                     -------

     Total Liabilities                                                 1,073
                                                                     -------

Partners' Capital:

   General Partner                                                      --

   Limited Partners, 6,500,000 units authorized, 6,492,727 units
     issued, 6,192,840 units outstanding                              14,027

   Accumulated other comprehensive income                                382
                                                                     -------

     Total Partners' Capital                                          14,409
                                                                     -------

     Total Liabilities and Partners' Capital                         $15,482
                                                                     =======


        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                         1998       1997
                                                         ----       ----
INCOME

   Rental income                                       $ 2,065    $ 2,939
   Earned income, financing leases                       1,032      2,238
   Gain on sale of equipment                               154      1,042
   Interest income, notes receivable                       886      1,315
   Equity in earnings from joint ventures, net             308        333
   Other income                                            504        587
                                                       -------    -------

     Total Income                                        4,949      8,454
                                                       -------    -------

EXPENSES

   Depreciation                                            334        944
   Amortization of acquisition fees                        364        557
   Lease related operating expenses                         86        229
   Management fees to General Partner                      436        698
   Reimbursed administrative costs to General
     Partner                                               264        500
   Provision for losses on receivables                     139        455
   Legal expenses                                          328        311
   General and administrative expenses                     175        200
                                                       -------    -------

     Total Expenses                                      2,126      3,894
                                                       -------    -------

NET INCOME                                               2,823      4,560

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period        414       (520)
     Less:  reclassification adjustment for gains
       included in net income                              (37)      --
                                                       -------    -------

Other comprehensive income                                 377       (520)
                                                       -------    -------

COMPREHENSIVE INCOME                                   $ 3,200    $ 4,040
                                                       =======    =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                $   .33    $   .61
                                                       =======    =======

ALLOCATION OF NET INCOME:
   General Partner                                     $   784    $   788
   Limited Partners                                      2,039      3,772
                                                       -------    -------

                                                       $ 2,823    $ 4,560
                                                       =======    =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                                                                      Accumulated
                                               General                                  Other
                                               Partner's       Limited Partners'     Comprehensive   Total
                                                Amount        Units        Amount       Income       Amount
                                               ---------      -------------------    -------------   ------

Balance, December 31, 1996                    $     --      6,242,943   $   37,539   $      525   $   38,064

Distributions to partners ($2.40 per limited
   partnership unit)                                (788)        --        (14,959)        --        (15,747)

Redemptions of Capital                              --        (34,380)        (183)        --           (183)

Net income                                           788         --          3,772         --          4,560

Other comprehensive income                          --           --           --           (520)        (520)
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1997                          --      6,208,563       26,169            5       26,174

Distributions to partners ($2.28 per limited
   partnership unit)                                (784)        --        (14,121)        --        (14,905)

Redemptions of Capital                              --        (15,723)         (60)        --            (60)

Net income                                           784         --          2,039         --          2,823

Other comprehensive income                          --           --           --            377          377
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1998                    $     --      6,192,840   $   14,027   $      382   $   14,409
                                              ==========   ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                         1998       1997
                                                         ----       ----
Operating Activities:

   Net income                                         $  2,823   $  4,560
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                        334        944
       Amortization of acquisition fees                    364        557
       Gain on sale of equipment                          (154)    (1,042)
       Gain on sale of securities                          (37)      --
       Equity in earnings from joint ventures, net        (308)      (333)
       Provision for early termination, financing
         leases                                             32        199
       Provision for losses on notes receivable            107        154
       Provision for losses on accounts receivable        --          102
       Decrease (increase) in accounts receivable          403       (127)
       Decrease in accounts payable and
         accrued expenses                                 (140)      (298)
       Decrease in other assets                             11        113
                                                      --------   --------
Net cash provided by operating activities                3,435      4,829
                                                      --------   --------

Investing Activities:
   Principal payments, financing leases                  5,858      9,001
   Principal payments, notes receivable                  2,383      3,007
   Proceeds from sale of equipment                         255      1,496
   Proceeds from sale of securities                         37       --
   Distributions from joint ventures                       661      1,931
   Investment in financing leases                         --       (2,008)
   Investment in notes receivable                         --       (4,965)
   Payment of acquisition fees                              (5)      (277)
                                                      --------   --------
Net cash provided by investing activities                9,189      8,185
                                                      --------   --------

Financing Activities:
   Redemptions of capital                                  (60)      (183)
   Distributions to partners                           (14,905)   (15,747)
                                                      --------   --------
Net cash used in financing activities                  (14,965)   (15,930)
                                                      --------   --------

Decrease in cash and cash equivalents                   (2,341)    (2,916)

Cash and cash equivalents, beginning of period           9,218     12,134
                                                      --------   --------

Cash and cash equivalents, end of period              $  6,877   $  9,218
                                                      ========   ========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


Note 1.       Organization and Partnership Matters.
              ------------------------------------

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

         On  December  23,  1994,  the  Partnership   foreclosed  upon  a  cable
television system in Arizona that was in default on a loan payable to the Partnership with a carrying amount of approximately $885,000 which was carried over to the basis in the cable system. Phoenix Westcom Cablevision, Inc. (the Subsidiary), a wholly owned subsidiary of the Partnership, was formed under the laws of Nevada on August 5, 1994 to own and operate the foreclosed cable television system. Phoenix Westcom Cablevision, Inc. was a wholly-owned subsidiary of the Partnership (hereinafter, the Partnership and the Subsidiary are collectively referred to as the Consolidated Partnership). The acquisition of Westcom Cablevision by the Subsidiary through foreclosure was accounted for using the "purchase method" of accounting in which the net carrying value of the loan was allocated to the net assets in accordance with the relative fair market value of the assets acquired and liabilities assumed.

         On October 23, 1996, Phoenix Westcom Cablevision, Inc. sold the assets used in the operation of the cable television system receiving net proceeds of approximately $735,000, recognizing a loss on sale of the assets of this cable television system of $64,000. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

         For financial reporting purposes, Partnership income shall be allocated as follows: (a) first, to the General Partner equal to the excess of the cumulative distributions over the cumulative profits allocated to the General Partner for all prior accounting periods, (b) second, one percent to the General Partner and 99% to the Limited Partners until the cumulative income so allocated is equal to any cumulative Partnership loss and syndication expenses for the current and all prior accounting periods, and (c) the balance, if any, to the Limited Partners. All Partnership losses shall be allocated one percent to the General Partner and 99% to the Limited Partners.

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

         A schedule of compensation due and distributions made to the General Partner and affiliate for the years ended December 31, follows:

                                                    1998          1997
                                                    ----          ----
                                                  (Amounts in Thousands)

         Management fees                           $  436        $  698
         Acquisition fees                            --             279
         Cash distributions                           784           788
                                                   ------        ------

                Total                              $1,220        $1,765
                                                   ======        ======

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

       The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $9,000 and $27,000 during the years ended December 31, 1998 and 1997, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.       Summary of Significant Accounting Policies.
              ------------------------------------------

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

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and may provide additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided additional depreciation expense of $31,000 and $577,000 ($.01 and $.09 per limited partnership unit) for the years ended December 31, 1998 and 1997, respectively.

         Rental income for the year is determined on a straight-line basis of rental payments due for the period under the term of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

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

       Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

       Investment in Available-for-Sale Securities. The Partnership has investments in stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with unrealized gains and losses reported as other comprehensive income.

         Reclassification. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

       Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Comprehensive Income. As of January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.

Note 3.       Accounts Receivable.
              -------------------

       Accounts receivable consist of the following at December 31:

                                                                 1998
                                                                 ----
                                                        (Amounts in Thousands)

         Lease payments                                          $ 390
         Reimbursement for property taxes                           15
         Other                                                       9
                                                                 -----
                                                                   414
         Less:  allowance for losses on accounts receivable       (308)
                                                                 -----
              Total                                              $ 106
                                                                 =====


Note 4.       Notes Receivable.
              ----------------

         Notes receivable consist of the following at December 31:

                                                                 1998
                                                                 ----
                                                         (Amounts in Thousands)

         Notes receivable from emerging growth companies,
              with stated interest ranging from 10% to 21%
              per annum, receivable in installments ranging
              from 37 to 60 months, collateralized by a
              security interest in the equipment financed.      $ 3,178

         Notes receivable from cable television system
              operators with stated interest ranging from
              11% to 13% per annum, receivable in
              installments ranging from 78 to 96 months,
              collateralized by a security interest in the
              cable system assets.  These notes have a
              graduated repayment schedule followed with a
              balloon payment.                                      398

         Notes receivable from other businesses with stated
              interest ranging from 10% to 24% per annum,
              receivable in installments ranging from
              35 to 85 months, collateralized by the equipment
              financed.                                           2,817
                                                                -------
                                                                  6,393

         Less:  allowance for losses on notes receivable         (2,375)
                                                                -------

         Total                                                  $ 4,018
                                                                =======

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                       (Amounts in Thousands)

         1999 ............................................     $ 2,122
         2000 ............................................       1,721
         2001 ............................................         729
         2002 ............................................         384
         2003 ............................................         141
         Thereafter ......................................          33
                                                               -------

         Total minimum payments to be received ...........       5,130
         Impaired notes receivable .......................       2,211
         Less:  unearned interest ........................        (948)
         Less:  allowance for losses .....................      (2,375)
                                                               -------

         Net investment in notes receivable ..............     $ 4,018
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

         At December 31, 1998, the recorded investment in notes that are considered to be impaired was $2,211,000. Included in this amount is $2,083,000 of impaired notes for which the related allowance for losses is $1,930,000 and $128,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $2,122,000 and $1,991,000, respectively. The Partnership recognized $25,000 and $16,000 of interest income on impaired notes receivable during the years ended December 31, 1998 and 1997, respectively.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                   1998          1997
                                                   ----          ----
                                                 (Amounts in Thousands)

         Beginning balance                        $ 2,268      $ 2,224
              Provision for losses                    107          154
              Write downs                            --           (110)
                                                  -------      -------
         Ending balance                           $ 2,375      $ 2,268
                                                  =======      =======


Note 5.       Equipment on Operating Leases and Investment in Financing Leases.
              ----------------------------------------------------------------

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

         The net investment in financing leases consists of the following at December 31:

                                                                 1998
                                                                 ----
                                                        (Amounts in Thousands)

         Minimum lease payments to be received                 $ 4,462
         Less:  unearned income                                   (449)
                allowance for early termination                   (661)
                                                               -------
         Net investment in financing leases                    $ 3,352
                                                               =======

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                Operating      Financing
                                                ---------      ---------
                                                 (Amounts in Thousands)

         1999 .........................          $  170          $3,117
         2000 .........................              37           1,128
         2001 .........................              13             186
         2002 .........................              11              31
         2003 .........................               7            --
                                                 ------          ------

         Total ........................          $  238          $4,462
                                                 ======          ======

         The net book value of equipment held for lease at December 31, 1998 amounted to $2,000.


Note 6.       Investment in Joint Ventures.
              ----------------------------

Equipment Joint Venture.
-----------------------

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

         An analysis of the Partnership's investment in the Equipment Joint Venture is as follows:

                                                                         Net
                 Net Investment                                       Investment
                  at Beginning                Equity in                at End
Date               of Period    Contributions Earnings  Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1997   $1,636       $   -       $  467      $1,848       $  255
                      ======       ======      ======      ======       ======

Year Ended
  December 31, 1998   $  255       $   -       $  317      $  545       $   27
                      ======       ======      ======      ======       ======

         The aggregate financial information of the Equipment Joint Venture is presented as follows:

                                                               December 31,
                                                                   1998
                                                                   ----
                                                          (Amounts in Thousands)

         Assets                                                    $184
         Liabilities                                                117
         Partners' Capital                                           67

                                              For the Years Ended December 31,
                                                   1998            1997
                                                   ----            ----
                                                  (Amounts in Thousands)

         Revenue                                 $  766          $1,129
         Expenses                                    59              78
         Net Income                                 707           1,051

         As of December 31, 1998 the Partnership's pro rata interest in the Equipment Joint Venture's net book value of off-lease equipment was $0.

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross revenues of the Equipment Joint Venture. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture.
-----------------------

         The Partnership owns a 25% interest in Phoenix Joint Venture 1994-2, a Financing Joint Venture. This investment is accounted for using the equity method of accounting. The other partners of the venture are entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:

                                                                         Net
                 Net Investment                                       Investment
                  at Beginning                Equity in                at End
Date               of Period    Contributions Earnings  Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1997   $224         $ -         $ 28        $ 81         $171
                      ====         ====        ====        ====         ====

Year Ended
  December 31, 1998   $171         $ -         $ 16        $ 83         $104
                      ====         ====        ====        ====         ====

         The aggregate financial information of the Financing Joint Venture is presented as follows:

                                                        December 31,
                                                            1998
                                                            ----
                                                    (Amounts in Thousands)

         Assets                                             $550
         Liabilities                                         151
         Partners' Capital                                   399

                                              For the Years Ended December 31,
                                                     1998          1997
                                                     ----          ----
                                                   (Amounts in Thousands)

         Revenue                                     $ 85          $127
         Expenses                                      17            25
         Net Income                                    68           102

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross payments received for the Financing Joint Venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Ventures.
---------------------------------------

         The Partnership owns an interest in foreclosed cable systems joint ventures along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon nonperforming outstanding notes receivable to cable television operators to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivable was exchanged for interests (their capital contribution), on a pro rata basis, in newly formed joint ventures owned by the partnerships and managed by the General Partner. Title to the cable television systems is held by the joint ventures. These investments are accounted for using the equity method of accounting.

                                                                  Weighted
               Joint Venture                                 Percentage Interest
               -------------                                 -------------------

         Phoenix Pacific Northwest Cable J.V                        37.22%
         Phoenix Independence Cable, LLC (1)                        43.69
         Phoenix Grassroots Cable System, LLC (2)                     .80

(1) Cable system sold and joint venture closed in 1998.
(2) Cable system sold in 1996 and joint venture closed in 1997.

                                                                         Net
                 Net Investment               Equity in               Investment
                  at Beginning                Earnings                 at End
Date               of Period    Contributions (Losses)   Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1997   $  418       $   -       $ (162)     $    2       $  254
                      ======       ======      ======      ======       ======

Year Ended
  December 31, 1998   $  254       $   -       $  (25)     $   33       $  196
                      ======       ======      ======      ======       ======

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                      December 31,
                                                          1998
                                                          ----
                                                 (Amounts in Thousands)

         Assets                                           $626
         Liabilities                                        97
         Partners' Capital                                 529

                                             For the Years Ended December 31,
                                                  1998             1997
                                                  ----             ----
                                                 (Amounts in Thousands)

         Revenue                                 $ 284           $ 529
         Expenses                                  342             789
         Net Loss                                  (58)           (260)

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


Note 7.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                  1998
                                                                  ----
                                                          (Amounts in Thousands)

         Equipment lease operations                              $  586
         Security deposits                                          191
         Other                                                      116
         Sales Tax                                                  102
         General Partner and affiliates                              78
                                                                 ------
                                                                 $1,073
                                                                 ======


Note 8.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31, 1998:

                              Reported Amounts    Tax Basis      Net Difference
                              ----------------    ---------      --------------
                                           (Amounts in Thousands)

         Assets                   $15,482          $22,151          $(6,669)
         Liabilities                1,073              630              443


Note 9.       Related Entities.
              ----------------

         The General Partner and affiliates serve in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 10.      Reimbursed Costs to the General Partner.
              ---------------------------------------

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

         The reimbursed administrative costs to the General Partner were $264,000 and $500,000 for the years ended December 31, 1998 and 1997, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1998 and 1997 were $83,000 and $181,000, respectively.


Note 11.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partner's share of consolidated net income and distributions, and the weighted average number of units outstanding of 6,195,597 and 6,223,655 for the years ended December 31, 1998 and 1997, respectively. For the purposes of allocating consolidated income (loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 12.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair values.

Note 13.      Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint (the "Complaint") was filed against Phoenix Leasing Inc., Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Inc. (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the Complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case is currently in transit. Defendants have not yet responded to the Complaint.
Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the year ended December 31, 1998, the Partnerships recorded legal expenses of approximately $130,000 in connection with the above litigation as indemnification to the General Partner.

         The Partnership is not a party to any legal proceedings which would have a material adverse impact on its financial position.


Note 14.      Subsequent Events.
              -----------------

         In January 1999, cash distributions of $81,000 and $993,000 were made to the General and Limited Partners, respectively.

Item 8.       Disagreements on Accounting and Financial Disclosure Matters.
              ------------------------------------------------------------

         None.


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.
              --------------------------------------------------

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 61, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 48, is Executive Vice President, Chief Operating Officer and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 37, is the Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         BRYANT J. TONG, age 44, is Senior Vice President, Financial Operations and a Director of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P.
              Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund and
              Phoenix Leasing Cash Distribution Fund III

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1998, all such required reports were filed on a timely basis.

Certain Legal Proceedings.

         On October 28, 1997, a Class Action Complaint (the "Complaint") was filed against Phoenix Leasing Inc., Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Inc. (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the Complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case is currently in transit. Defendants have not yet responded to the Complaint.
Discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.      Executive Compensation.
              ----------------------

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner and its affiliate.



        (A)                (B)                                 (C)                               (D)

                                                         Cash and cash-                    Aggregate of
Name of Individual    Capacities in                      equivalent forms                  contingent forms
or persons in group   which served                       of remuneration                   of remuneration
-------------------   -------------        -------------------------------------------     ----------------
                                                  (C1)                        (C2)
                                                                    Securities or property
                                      Salaries, fees, directors'    insurance benefits or
                                      fees, commissions, and        reimbursement, personal
                                      bonuses                       benefits
                                      -------------------------     -----------------------
                                                    (Amounts in Thousands)
Phoenix Leasing
  Incorporated        General Partner         $   436                     $   0               $   0
                                              =======                     =====               =====


(1)  consists of management and acquisition fees.


Item 11.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

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


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


                                                                      Page No.
                                                                      --------

(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 1998                      10
              Statements of Operations and Comprehensive
                Income for the Years Ended December 31, 1998
                and 1997                                                 11
              Statements of Partners' Capital for the Years
                Ended December 31, 1998 and 1997                         12
              Statements of Cash Flows for the Years Ended
                December 31, 1998 and 1997                               13
              Notes to Financial Statements                         14 - 23

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1998.

(c)      21.  Additional Exhibits.

              a) Balance Sheets of Phoenix Leasing Incorporated        E21  1-12

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

         Date: March 24, 1999         By:  /S/ GUS CONSTANTIN
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


/S/ GUS CONSTANTIN     President, Chief Executive Officer and a   March 24, 1999
---------------------  Director of Phoenix Leasing Incorporated,  --------------
(Gus Constantin)       General Partner



/S/ GARY W. MARTINEZ   Executive Vice President,                  March 24, 1999
---------------------  Chief Operating Officer and a Director of  --------------
(Gary W. Martinez)     Phoenix Leasing Incorporated
                       General Partner



/S/ HOWARD SOLOVEI     Chief Financial Officer,                   March 24, 1999
---------------------  Treasurer and a Director of                --------------
(Howard Solovei)       Phoenix Leasing Incorporated
                       General Partner



/S/ BRYANT J. TONG     Senior Vice President,                     March 24, 1999
---------------------  Financial Operations                       --------------
(Bryant J. Tong)       (Principal Accounting Officer)
                       and a Director of
                       Phoenix Leasing Incorporated
                       General Partner