Form 10QSB
period 1999-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1999-05-13
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                  For the quarterly period ended March 31, 1999

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

                              Yes   X      No
                                  -----       -----

6,192,840 Units of Limited Partnership Interest were outstanding as of March 31, 1999.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
                                                           1999        1998
                                                           ----        ----
ASSETS
Cash and cash equivalents                                 $ 7,073    $ 6,877

Accounts receivable (net of allowance for losses
   on accounts receivable of $245 and $308 at
   March 31, 1999 and December 31, 1998,
   respectively)                                              120        106

Notes receivable (net of allowance for losses
   on notes receivable of $2,396 and $2,375 at
   March 31, 1999 and December 31, 1998,
   respectively)                                            3,510      4,018

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $5,299 and
   $5,378 at March 31, 1999 and December 31, 1998,
   respectively)                                               78         36

Net investment in financing leases (net of allowance
   for early terminations of $661 at March 31, 1999
   and December 31, 1998)                                   2,152      3,352

Investment in joint ventures                                  282        327

Capitalized acquisition fees (net of accumulated
   amortization of $10,682 and $10,615 at March
   31, 1999 and December 31, 1998, respectively)              249        316

Other assets                                                  338        450
                                                          -------    -------

     Total Assets                                         $13,802    $15,482
                                                          =======    =======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

   Accounts payable and accrued expenses                  $ 1,018    $ 1,073
                                                          -------    -------
     Total Liabilities                                      1,018      1,073
                                                          -------    -------

Partners' Capital
   General Partner                                           --         --

   Limited Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,192,840 units
     outstanding at March 31, 1999 and December 31,
     1998                                                  12,502     14,027

   Accumulated other comprehensive income                     282        382
                                                          -------    -------

     Total Partners' Capital                               12,784     14,409
                                                          -------    -------

Total Liabilities and Partners' Capital                   $13,802    $15,482
                                                          =======    =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               1999      1998
                                                               ----      ----
INCOME
   Rental income                                              $  128    $  574
   Earned income, financing leases                               132       364
   Interest income, notes receivable                             146       289
   Equity in earnings from joint ventures, net                    22        73
   Other income                                                   88       137
                                                              ------    ------
     Total Income                                                516     1,437
                                                              ------    ------

EXPENSES
   Depreciation                                                   81        89
   Amortization of acquisition fees                               67       106
   Lease related operating expenses                                3        36
   Management fees to General Partner                             69       132
   Reimbursed administrative costs to General Partner             58        91
   Provision for losses on receivables                            20        68
   Legal expense                                                  75        62
   General and administrative expenses                            36        58
                                                              ------    ------
     Total Expenses                                              409       642
                                                              ------    ------

NET INCOME                                                       107       795

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period    (100)       96
     Less: reclassification adjustment for gains (losses)
           included in net income                               --        --
                                                              ------    ------

Other comprehensive income                                      (100)       96
                                                              ------    ------

COMPREHENSIVE INCOME                                          $    7    $  891
                                                              ------    ------


NET INCOME PER LIMITED PARTNERSHIP UNIT                       $ --      $  .10
                                                              ======    ======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                    $  .25    $  .60
                                                              ======    ======

ALLOCATION OF NET INCOME:
     General Partner                                          $   82    $  196
     Limited Partners                                             25       599
                                                              ------    ------
                                                              $  107    $  795
                                                              ======    ======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                                1999      1998
                                                                ----      ----
Operating Activities:
--------------------

   Net income                                                 $   107   $   795

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                81        89
       Amortization of acquisition fees                            67       106
       Equity in earnings from joint ventures, net                (22)      (73)
       Gain on sale of equipment                                  (13)     (127)
       Provision for early termination, financing leases         --          31
       Provision for losses on notes receivable                    20        31
       Decrease (increase) in accounts receivable                 (14)       77
       Increase (decrease) in accounts payable and accrued
         expenses                                                 (58)        8
       Decrease in deferred income tax asset                     --           1
       Decrease in other assets                                    12        12
                                                              -------   -------

Net cash provided by operating activities                         180       950
                                                              -------   -------

Investing Activities:
--------------------
   Principal payments, financing leases                         1,080     1,730
   Principal payments, notes receivable                           488       802
   Proceeds from sale of equipment                                 10       161
   Distributions from joint ventures                               67       239
   Payment of acquisition fees                                      3        (3)
                                                              -------   -------

Net cash provided by investing activities                       1,648     2,929
                                                              -------   -------

Financing Activities:
--------------------
   Redemptions of capital                                        --         (43)
   Distributions to partners                                   (1,632)   (3,924)
                                                              -------   -------

Net cash used in financing activities                          (1,632)   (3,967)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                  196       (88)

Cash and cash equivalents, beginning of period                  6,877     9,218
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 7,073   $ 9,130
                                                              =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $5,906,000 of which $2,192,000 is considered to be impaired. The Partnership has an allowance for losses of $2,396,000 as of March 31, 1999. The average recorded investment in impaired loans during the three months ended March 31, 1999 and 1998 was approximately $2,192,000 and $1,988,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                              1999           1998
                                              ----           ----
                                             (Amounts in Thousands)

         Beginning balance                   $2,375         $2,268
              Provision for losses               21             31
              Write downs                       -              -
                                             ------         ------
         Ending balance                      $2,396         $2,299
                                             ======         ======

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,192,840 and 6,203,101 for the three months ended March 31, 1999 and 1998, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented as follows:

                                                 March 31,   December 31,
                                                   1999         1998
                                                   ----         ----
                                                 (Amounts in Thousands)

         Assets                                    $101         $184
         Liabilities                                 65          117
         Partners' Capital                           36           67


                                                  Three Months Ended
                                                       March 31,
                                                   1999         1998
                                                   ----         ----
                                                 (Amounts in Thousands)

         Revenue                                   $101         $181
         Expenses                                     9           20
         Net Income                                  92          161

Financing Joint Venture
-----------------------

         The aggregate financial information of the financing joint venture is presented as follows:

                                                 March 31,   December 31,
                                                   1999         1998
                                                   ----         ----
                                                 (Amounts in Thousands)

         Assets                                    $466         $550
         Liabilities                                144          151
         Partners' Capital                          322          399

                                                  Three Months Ended
                                                       March 31,
                                                   1999         1998
                                                   ----         ----
                                                 (Amounts in Thousands)

         Revenue                                   $  1         $ 25
         Expenses                                    51            4
         Net Income (Loss)                          (50)          21

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                 March 31,   December 31,
                                                   1999         1998
                                                   ----         ----
                                                 (Amounts in Thousands)

         Assets                                    $610         $626
         Liabilities                                 99           97
         Partners' Capital                          511          529

                                                  Three Months Ended
                                                       March 31,
                                                   1999         1998
                                                   ----         ----
                                                 (Amounts in Thousands)

         Revenue                                   $ 60         $100
         Expenses                                    79          110
         Net Loss                                   (19)         (10)

         Phoenix Pacific North West Cable Joint Venture has accepted and agreed to the terms stated on a Letter of Intent dated April 5, 1999 to sell all or substantially all of its assets on or before the closing date of July 1, 1999. Cash, accounts receivables and certain other miscellaneous items, currently owned by Phoenix Pacific North West Cable Joint Venture are excluded from this sale. This Letter of Intent is subject to a definitive asset purchase agreement which is currently being negotiated with the potential buyer.

Note 7.  Legal Proceedings.
         -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case was transferred in March 1999. Defendants have not yet responded to the Complaint. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the three months ended March 31, 1999, the Partnership recorded legal expenses of approximately $25,000 in connection with the above litigation as indemnification to the General Partner.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition and
          ---------------------------------------------------------------------
          Results of Operations.
          ---------------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the "Partnership"), reported net income of $107,000 and $795,000 during the three months ended March 31, 1999 and 1998, respectively. The decrease in net income for the three months ended March 31, 1999, compared to the same period in 1998, is a result of a decrease in earned income from financing leases and rental income.

         The decrease in total income of $921,000 for the three months ended March 31, 1999, as compared to the same period in 1998, is primarily the result of declines in earned income from financing leases and rental income. The decrease in earned income from financing leases of $232,000 for the three months ended March 31, 1999, compared to the same period in the prior year, is due to a decrease in the net investment in financing leases. The net investment in financing leases was $2.2 million at March 31, 1999, as compared to $7.5 million at March 31, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting.

         Rental income decreased by $446,000 for the three months ended March 31, 1999, compared to the same period in 1998. The decrease in rental income for the three months ended March 31, 1999 is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $19.3 million at March 31, 1999, as compared to $41 million at March 31, 1998.

         An additional factor contributing to the decline in total revenues is the decrease in interest income from notes receivable. Interest income from notes receivable decreased by $143,000 for the three months ended March 31, 1999, compared to the same period in 1998. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. At March 31, 1999, the net investment in notes receivable was $3,510,000, compared to $5,625,000 at March 31, 1998.

         Total expenses decreased by $233,000 during the three months ended March 31, 1999, as compared to the same period in 1998. The decrease in total expenses for the three months ended March 31, 1999, compared to the same period in the previous year, is a result of a decrease in nearly all of the items comprising total expenses. These decreases are the result of the continued decrease in the size of the equipment portfolio.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $1,748,000 and $3,482,000 during the three months ended March 31, 1999 and 1998, respectively. The net decrease in cash generated is due to a decrease in payments on financing leases and notes receivable, as well as rental income.

         The Partnership received cash distributions from joint ventures of $67,000 during the three months ended March 31, 1999, as compared to cash distributions of $239,000 during the same period in 1998. The decrease in distributions from joint ventures is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         Proceeds from the sale of equipment decreased as result of a decline in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $3.1 million for the three months ended March 31, 1999, compared to $4.3 million for the same period in 1998.

         As of March 31, 1999, the Partnership owned equipment held for lease with an original purchase price of $8 million and a net book value of $55,000, compared to $12.7 million and $291,000, respectively, at March 31, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The total cash distributed to partners for the three months ended March 31, 1999 was $1,632,000, as compared to $3,924,000 for the same period in 1998. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $1,550,000 and $3,727,000 in distributions during the three months ended September 30, 1998 and 1997, respectively. The cumulative distributions to the Limited Partners are $118,852,000 and $106,908,000 as of March 31, 1999 and 1998, respectively. The
General Partner received $82,000 and $197,000 for its share of the cash available for distribution during the three months ended March 31, 1999 and 1998, respectively. The Partnership plans to make distributions in 1999 at a decreased rate of 5%, compared to the December 1998 distribution rate of 12%.

         As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

Impact of the Year 2000 Issue

         ReSource/Phoenix, Inc. ("ReSource/Phoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such Resource/Phoenix manages the Year 2000 project on behalf of the General Partner.

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to software and hardware is planned to be completed by September 15, 1999.

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

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 1999

                           Part II. Other Information.
                                    -----------------

Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case was transferred in March 1999. Defendants have not yet responded to the Complaint. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                      ------------------------------------------
                                                    (Registrant)


       Date                      Title                           Signature
       ----                      -----                           ---------


May 13, 1999             Executive Vice President,          /S/ GARY W. MARTINEZ
------------             Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


May 13, 1999             Chief Financial Officer,           /S/ HOWARD SOLOVEI
------------             Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


May 13, 1999             Senior Vice President,             /S/ BRYANT J. TONG
------------             Financial Operations               --------------------
                         (Principal Accounting Officer)     (Bryant J. Tong)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner