Form 10QSB
period 1999-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1999-08-13
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                  For the quarterly period ended June 30, 1999

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

                              Yes   X      No
                                  -----       -----

6,192,840 Units of Limited Partnership Interest were outstanding as of June 30, 1999.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1999        1998
                                                            ----        ----
ASSETS
Cash and cash equivalents                                 $ 7,176     $ 6,877

Accounts receivable (net of allowance for losses on
   accounts receivable of $211 and $308 at June 30, 1999
   and December 31, 1998, respectively)                        97         106

Notes receivable (net of allowance for losses on notes
   receivable of $2,412 and $2,375 at June 30, 1999 and
   December 31, 1998, respectively)                         2,922       4,018

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $4,982 and $5,378 at
   June 30, 1999 and December 31, 1998, respectively)          28          36

Net investment in financing leases (net of allowance
   for early terminations of $627 and $661 at June 30,
   1999 and December 31, 1998, respectively)                1,566       3,352

Investment in joint ventures                                  252         327

Capitalized acquisition fees (net of accumulated
   amortization of $10,732 and $10,615 at June 30,
   1999 and December 31, 1998, respectively)                  199         316

Other assets                                                   47         450
                                                          -------     -------

     Total Assets                                         $12,287     $15,482
                                                          =======     =======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

   Accounts payable and accrued expenses                  $   943     $ 1,073
                                                          -------     -------
     Total Liabilities                                        943       1,073
                                                          -------     -------

Partners' Capital
   General Partner                                           --          --

   Limited Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,192,840 units
     outstanding at June 30, 1999 and December 31,
     1998                                                  11,344      14,027

   Accumulated other comprehensive income                    --           382
                                                          -------     -------

     Total Partners' Capital                               11,344      14,409
                                                          -------     -------

Total Liabilities and Partners' Capital                   $12,287     $15,482
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
INCOME
   Rental income                          $   202   $   604   $   330   $ 1,178
   Earned income, financing leases             87       280       219       644
   Gain on sale of securities                 235        37       235        37
   Equity in earnings from joint
     ventures, net                             51       132        73       205
   Interest income, notes receivable          154       173       300       462
   Other income                                92       130       180       267
                                          -------   -------   -------   -------
     Total Income                             821     1,356     1,337     2,793
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                46       146       126       235
   Amortization of acquisition fees            50        96       117       202
   Lease related operating expenses            12        19        16        54
   Management fees to General Partner          64       111       133       244
   Reimbursed administrative costs to
     General Partner                           57        73       114       164
   Provision for losses on receivables         16        27        37        89
   Legal expense                               61       118       136       185
   General and administrative expenses         41        50        77       109
                                          -------   -------   -------   -------
     Total Expenses                           347       640       756     1,282
                                          -------   -------   -------   -------

NET INCOME                                    474       716       581     1,511

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains(losses)
       arising during period                  (47)       30      (147)      126
     Less:  reclassification adjustment
            for gains included in net
            income                           (235)      (37)     (235)      (37)
                                          -------   -------   -------   -------
   Other comprehensive income                (282)       (7)     (382)       89
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   192   $   709   $   199   $ 1,600
                                          =======   =======   =======   =======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .07   $   .08   $   .07   $   .18
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .25   $   .60   $   .50   $  1.20
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    81   $   196   $   163   $   392
     Limited Partners                         393       520       418     1,119
                                          -------   -------   -------   -------
                                          $   474   $   716   $   581   $ 1,511
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1999        1998
                                                              ----        ----
Operating Activities:
--------------------
   Net income                                               $   581     $ 1,511

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                             126         235
       Amortization of acquisition fees                         117         202
       Equity in earnings from joint ventures, net              (73)       (205)
       Gain on sale of equipment                                (62)       (155)
       Provision for early termination, financing leases       --            31
       Provision for losses on notes receivable                  37          58
       Gain on sale of securities                              (235)        (37)
       Decrease in accounts receivable                            9         424
       Decrease in accounts payable and accrued expenses       (133)         (8)
       Decrease in deferred income tax asset                   --             2
       Decrease (increase) in other assets                       21          (2)
                                                            -------     -------

Net cash provided by operating activities                       388       2,056
                                                            -------     -------

Investing Activities:
--------------------
   Principal payments, financing leases                       1,665       3,146
   Principal payments, notes receivable                       1,059       1,486
   Proceeds from sale of equipment                               65         188
   Proceeds from sale of securities                             235          37
   Distributions from joint ventures                            148         422
   Payment of acquisition fees                                    3          (5)
                                                            -------     -------

Net cash provided by investing activities                     3,175       5,274
                                                            -------     -------

Financing Activities:
--------------------
   Redemptions of capital                                      --           (60)
   Distributions to partners                                 (3,264)     (7,841)
                                                            -------     -------

Net cash used in financing activities                        (3,264)     (7,901)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents                299        (571)

Cash and cash equivalents, beginning of period                6,877       9,218
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 7,176     $ 8,647
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $5,334,000 of which $2,194,000 is considered to be impaired. The Partnership has an allowance for losses of $2,412,000 as of June 30, 1999. The average recorded investment in impaired loans during the six months ended June 30, 1999 and 1998 was approximately $2,193,000 and $2,031,000, respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                  1999           1998
                                                  ----           ----
                                                (Amounts in Thousands)

         Beginning balance                       $2,375         $2,268
              Provision for losses                   37             58
              Write downs                           -              -
                                                 ------         ------
         Ending balance                          $2,412         $2,326
                                                 ======         ======

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,192,840 and 6,198,399 for the six months ended June 30, 1999 and 1998, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented as follows:

                                                June 30,  December 31,
                                                  1999        1998
                                                  ----        ----
                                               (Amounts in Thousands)

         Assets                                   $235        $184
         Liabilities                               106         117
         Partners' Capital                         129          67


                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                        1999      1998        1999      1998
                                        ----      ----        ----      ----
                                               (Amounts in Thousands)

         Revenue                        $232      $374        $332      $556
         Expenses                         39        27          48        47
         Net Income                      193       347         284       509

Financing Joint Venture
-----------------------

         The aggregate financial information of the financing joint venture is presented as follows:

                                                June 30,   December 31,
                                                  1999        1998
                                                  ----        ----
                                               (Amounts in Thousands)

         Assets                                   $ 72        $550
         Liabilities                                 4         151
         Partners' Capital                          68         399

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                        1999      1998        1999      1998
                                        ----      ----        ----      ----
                                               (Amounts in Thousands)

         Revenue                        $  1      $ 22        $  2      $ 48
         Expenses                        111         4         162         8
         Net Income (Loss)              (110)       18        (160)       40

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                               June 30,     December 31,
                                                 1999           1998
                                                 ----           ----
                                                (Amounts in Thousands)

         Assets                                  $595           $626
         Liabilities                              103             97
         Partners' Capital                        492            529

                                         Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                           1999      1998       1999      1998
                                           ----      ----       ----      ----
                                                (Amounts in Thousands)

         Revenue                           $ 63      $ 23       $123      $123
         Expenses                            82        88        160       198
         Net Loss                           (19)      (65)       (37)      (75)

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the "Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants  have  not  yet  responded  to  the  Ash  Complaint,   which
plaintiffs amended twice. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the six months ended June 30, 1999 and June 30, 1998, the Partnership recorded legal expenses of approximately $59,000 and $75,000, respectively, in connection with the above litigation as indemnification to the General Partner.

Note 8.  Subsequent Event.
         ----------------

         In July 1999, Phoenix Pacific North West Cable Joint Venture (a foreclosed cable television joint venture) sold all of its assets owned or leased used in its business and operations, with the exception of cash and similar investments, marketable securities and other assets as mutually agreed upon for $602,000. The net carrying value of the assets as of June 30, 1999 was $511,000.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the "Partnership"), reported net income of $474,000 and $581,000 during the three and six months ended June 30, 1999, respectively, as compared to net income of $716,000 and $1,511,000 during the three and six months ended June 30, 1998, respectively. The decrease in net income for the three and six months ended June 30, 1999, compared to the same periods in 1998, is primarily a result of a decrease in earned income from financing leases and rental income.

         The decrease in total revenues of $535,000 and $1,456,000 for the three and six months ended June 30, 1999, as compared to the same period in 1998, is primarily the result of declines in earned income from financing leases and rental income. The decrease in earned income from financing leases of $193,000 and $425,000 for the three and six months ended June 30, 1999, respectively, compared to the same period in the prior year, is due to a decrease in the net investment in financing leases. The net investment in financing leases was $1.6 million at June 30, 1999, as compared to $6.1 million at June 30, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting.

         Rental income decreased by $402,000 and $848,000 for the three and six months ended June 30, 1999, respectively, as compared to the same period in 1998. The decrease in rental income for the three and six months ended June 30, 1999 is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $17 million at June 30, 1999, as compared to $36 million at June 30, 1998.

         An additional factor contributing to the decline in total revenues is the decrease in interest income from notes receivable. Interest income from notes receivable decreased by $19,000 and $162,000 for the three and six months ended June 31, 1999, respectively, compared to the same period in 1998. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. At June 30, 1999, the net investment in notes receivable was $2,922,000 compared to $4,964,000 at June 30, 1998. The decline in total revenues resulting from a decrease in earned income from financing leases, rental income and interest income from notes receivable for the three and six months ended June 30, 1999, compared to the same period in 1998 was in part offset by an increase in gain on sale of securities of $198,000 and for the three and six months ended June 30, 1999 compared to the same period in 1998. The securities sold consisted of common stock received through the exercise of stock warrants granted to the partnership as part of financing agreements with emerging growth companies that are publicly traded. The partnership received proceeds of $235,000 and $37,000 from the sale of these securities during the six months ended June 30, 1999 and 1998, respectively.

         Total expenses decreased by $293,000 and $526,000 during the three and six months ended June 30, 1999, respectively, as compared to the same period in 1998. The decrease in total expenses for the three and six months ended June 30, 1999, compared to the same period in the previous year, is a result of a decrease in nearly all of the items comprising total expenses. These decreases are the result of the continued decrease in the size of the equipment portfolio.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $3,112,000 and $6,688,000 during the six months ended June 30, 1999 and 1998, respectively. The net decrease in cash generated is due to a decrease in payments on financing leases and notes receivable, as well as rental income.

         The Partnership received cash distributions from joint ventures of $148,000 during the six months ended June 30, 1999, as compared to cash distributions of $422,000 during the same period in 1998. The decrease in distributions from joint ventures is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in proceeds from sale of equipment.

         Proceeds from the sale of equipment decreased as a result of a decline in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $5.4 million for the six months ended June 30, 1999, compared to $9.5 million for the same period in 1998.

         As of June 30, 1999, the Partnership owned equipment held for lease with an original purchase price of $7.5 million and a net book value of $14,000, compared to $13 million and $166,000, respectively, at June 30, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The total cash distributed to partners for the six months ended June 30, 1999 was $3,264,000, as compared to $7,841,000 for the same period in 1998. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $3,101,000 and $7,449,000 in distributions during the six months ended June 30, 1999 and 1998, respectively. The cumulative distributions to the Limited Partners are $120,402,000 and $110,629,000 as of June 30, 1999 and 1998, respectively. The
General Partner received $163,000 and $392,000 for its share of the cash available for distribution during the six months ended June 30, 1999 and 1998, respectively. The Partnership plans to make distributions in 1999 at a decreased rate of 5%, compared to the December 1998 distribution rate of 12%.

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

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware is planned to be completed by October 31, 1999.

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

                                  June 30, 1999

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the "Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants  have  not  yet  responded  to  the  Ash  Complaint,   which
plaintiffs amended twice. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                      ------------------------------------------
                                                    (Registrant)


       Date                      Title                           Signature
       ----                      -----                           ---------


August 13, 1999          Executive Vice President,          /S/ GARY W. MARTINEZ
---------------          Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


August 13, 1999          Chief Financial Officer,           /S/ HOWARD SOLOVEI
---------------          Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


August 13, 1999          Senior Vice President,             /S/ BRYANT J. TONG
---------------          Financial Operations               --------------------
                         (Principal Accounting Officer)     (Bryant J. Tong)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner