Form 10QSB
period 1999-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 1999-11-10
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                For the quarterly period ended September 30, 1999

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

                              Yes   X      No
                                  -----       -----

6,192,840 Units of Limited Partnership Interest were outstanding as of September 30, 1999.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1999          1998
                                                          ----          ----
ASSETS
Cash and cash equivalents                                $ 7,377      $ 6,877

Accounts receivable (net of allowance for losses
   on accounts receivable of $199 and $308 at
   September 30, 1999 and December 31, 1998,
   respectively)                                              87          106

Notes receivable (net of allowance for losses
   on notes receivable of $805 and $2,375 at
   September 30, 1999 and December 31, 1998,
   respectively)                                           2,510        4,018

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $3,033
   and $5,378 at September 30, 1999 and December
   31, 1998, respectively)                                     1           36

Net investment in financing leases (net of
   allowance for early terminations of $589 and
   $661 at September 30, 1999 and December 31,
   1998, respectively)                                     1,044        3,352

Capitalized acquisition fees (net of accumulated
   amortization of $10,772 and $10,615 at
   September 30, 1999 and December 31, 1998,
   respectively)                                             159          316

Other assets                                                 211          777
                                                         -------      -------

     Total Assets                                        $11,389      $15,482
                                                         =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

   Accounts payable and accrued expenses                 $   993      $ 1,073
                                                         -------      -------
     Total Liabilities                                       993        1,073
                                                         -------      -------

Partners' Capital
   General Partner                                          --           --

   Limited Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,192,840 units
     outstanding at September 30, 1999 and
     December 31, 1998                                    10,226       14,027

   Accumulated other comprehensive income                    170          382
                                                         -------      -------

     Total Partners' Capital                              10,396       14,409
                                                         -------      -------

Total Liabilities and Partners' Capital                  $11,389      $15,482
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
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            1999      1998     1999       1998
                                            ----      ----     ----       ----
INCOME
   Rental income                          $   149   $   814   $   479   $ 1,992
   Earned income, financing leases             65       223       285       867
   Gain on sale of securities                 163      --         397        37
   Equity in earnings from joint
     ventures, net                             67        69       140       273
   Interest income, notes receivable          226       235       526       697
   Other income                                95       105       275       373
                                          -------   -------   -------   -------
     Total Income                             765     1,446     2,102     4,239
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                19        66       145       301
   Amortization of acquisition fees            40        98       157       300
   Lease related operating expenses          --          16        16        71
   Management fees to General Partner          54       121       188       364
   Reimbursed administrative costs to
     General Partner                           27        49       142       213
   Provision for losses on receivables       --          27        37       116
   Legal expense                               82        82       218       267
   General and administrative expenses         37        33       113       142
                                          -------   -------   -------   -------
     Total Expenses                           259       492     1,016     1,774
                                          -------   -------   -------   -------
NET INCOME                                    506       954     1,086     2,465

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                  332       (60)      185        66
     Less: reclassification adjustment
           for gains included in net
           income                            (162)     --        (397)      (37)
                                          -------   -------   -------   -------
   Other comprehensive income                 170       (60)     (212)       29
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   676   $   894   $   874   $ 2,494
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .07   $   .12   $   .14   $   .30
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .25   $   .60   $   .75   $  1.80
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    81   $   196   $   244   $   588
     Limited Partners                         425       758       842     1,877
                                          -------   -------   -------   -------
                                          $   506   $   954   $ 1,086   $ 2,465
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Nine Months Ended
                                                               September 30,
                                                            1999          1998
                                                            ----          ----
Operating Activities:
--------------------
   Net income                                             $  1,086     $  2,465
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                            145          301
       Amortization of acquisition fees                        157          300
       Equity in earnings from joint ventures, net            (140)        (273)
       Gain on sale of equipment                               (97)        (177)
       Gain on sale of securities                             (397)         (37)
       Provision for early termination, financing leases      --             31
       Provision for losses on notes receivable                 37           84
       Decrease in accounts receivable                          19          464
       Increase (decrease) in accounts payable
         and accrued expenses                                  (80)          76
       Decrease in deferred income tax asset                  --              7
       Decrease in other assets                                 27            5
                                                          --------     --------
Net cash provided by operating activities                      757        3,246
                                                          --------     --------

Investing Activities:
--------------------
   Principal payments, financing leases                      2,197        4,792
   Principal payments, notes receivable                      1,471        2,086
   Proceeds from sale of equipment                              98          257
   Proceeds from sale of securities                            397           37
   Distributions from joint ventures                           468          607
   Investment in notes receivable                             --           (118)
   Payment of acquisition fees                                --             (5)
                                                          --------     --------
Net cash provided by investing activities                    4,631        7,656
                                                          --------     --------

Financing Activities:
--------------------
   Redemptions of capital                                     --            (60)
   Distributions to partners                                (4,888)     (11,769)
                                                          --------     --------
Net cash used in financing activities                       (4,888)     (11,829)
                                                          --------     --------

Increase (decrease) in cash and cash equivalents               500         (927)

Cash and cash equivalents, beginning of period               6,877        9,218
                                                          --------     --------

Cash and cash equivalents, end of period                  $  7,377     $  8,291
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $3,315,000. This amount includes impaired notes receivable, net of specific write-downs, of $659,000. The Partnership has an allowance for losses of $805,000 as of September 30, 1999. The average recorded investment in impaired loans during the nine months ended September 30, 1999 and 1998 was approximately $394,000 and $247,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                    1999         1998
                                                    ----         ----
                                                 (Amounts in Thousands)

          Beginning balance                       $ 2,375      $ 2,268
               Provision for losses                    37           84
               Write downs                         (1,607)        --
                                                  -------      -------
          Ending balance                          $   805      $ 2,352
                                                  =======      =======

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,192,840 and 6,196,526 for the nine months ended September 30, 1999 and 1998, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented as follows:

                                             September 30,  December 31,
                                                 1999           1998
                                                 ----           ----
                                                (Amounts in Thousands)

          Assets                                $ 61            $184
          Liabilities                             62             117
          Partners' Capital                       (1)             67


                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    1999      1998      1999      1998
                                    ----      ----      ----      ----
                                          (Amounts in Thousands)

           Revenue                  $ 71      $133      $404      $689
           Expenses                    4         8        53        55
           Net Income                 67       125       351       634

Financing Joint Venture
-----------------------

         The aggregate financial information of the financing joint venture is presented as follows:

                                             September 30,  December 31,
                                                 1999           1998
                                                 ----           ----
                                                (Amounts in Thousands)

          Assets                                 $ --           $550
          Liabilities                              --            151
          Partners' Capital                        --            399

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    1999      1998      1999      1998
                                    ----      ----      ----      ----
                                          (Amounts in Thousands)


          Revenue                   $   7   $  20      $   2     $  68
          Expenses                    --        5        155        13
          Net Income (Loss)             7      15       (153)       55

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                             September 30,  December 31,
                                                 1999           1998
                                                 ----           ----
                                                (Amounts in Thousands)

          Assets                                 $ --           $626
          Liabilities                              --             97
          Partners' Capital                        --            529

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    1999      1998      1999      1998
                                    ----      ----      ----      ----
                                          (Amounts in Thousands)

          Revenue                   $ 122   $  96      $ 245     $ 219
          Expenses                     27      77        187       275
          Net Income (Loss)            95      19         58       (56)

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

         Defendants have filed a demurrer to the Ash Complaint, which plaintiffs amended three times. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the nine months ended September 30, 1999 and September 30, 1998, the Partnership recorded legal expenses of approximately $101,000 and $108,000, respectively, in connection with the above litigation as indemnification to the General Partner.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the "Partnership"), reported net income of $506,000 and $1,086,000 during the three and nine months ended September 30, 1999, respectively, as compared to net income of $954,000 and $2,465,000 during the three and nine months ended September 30, 1998, respectively. The decrease in net income for the three and nine months ended September 30, 1999, compared to the same periods in 1998, is primarily a result of a decrease in earned income from financing leases and rental income.

         The decrease in total revenues of $681,000 and $2,137,000 for the three and nine months ended September 30, 1999, as compared to the same periods in 1998, is primarily the result of declines in earned income from financing leases and rental income. The decrease in earned income from financing leases of $158,000 and $582,000 for the three and nine months ended September 30, 1999, respectively, compared to the same periods in the prior year, is due to a decrease in the net investment in financing leases. The net investment in financing leases was $1 million at September 30, 1999, as compared to $4.5 million at September 30, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting.

         Rental income decreased by $665,000 and $1,513,000 for the three and nine months ended September 30, 1999, respectively, as compared to the same period in 1998. The decrease in rental income for the three and nine months ended September 30, 1999 is reflective of a decrease in the size of the equipment portfolio. The Partnership owned equipment with an aggregate original cost of $12 million at September 30, 1999, as compared to $24.9 million at September 30, 1998.

         An additional factor contributing to the decline in total revenues is the decrease in interest income from notes receivable. Interest income from notes receivable decreased by $9,000 and $171,000 for the three and nine months ended September 30, 1999, respectively, compared to the same period in 1998. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. At September 30, 1999, the net investment in notes receivable was $2,510,000 compared to $4,456,000 at September 30, 1998.

         The decline in total revenues resulting from a decrease in earned income from financing leases, rental income and interest income from notes receivable for the three and nine months ended September 30, 1999, compared to the same periods in 1998 was in part offset by an increase in gain on sale of securities of $163,000 and $360,000 for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The securities sold consisted of common stock received through the exercise of stock warrants granted to the partnership as part of financing agreements with emerging growth companies that are publicly traded. The partnership received proceeds of $397,000 and $37,000 from the sale of these securities during the nine months ended September 30, 1999 and 1998, respectively.

         Total expenses decreased by $233,000 and $758,000 during the three and nine months ended September 30, 1999, respectively, as compared to the same period in 1998. The decrease in total expenses for the three and nine months ended September 30, 1999, compared to the same periods in the previous year, is a result of a decrease in nearly all of the items comprising total expenses. These decreases are the result of the continued decrease in the size of the equipment portfolio.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $4,425,000 and $10,124,000 during the nine months ended September 30, 1999 and 1998, respectively. The net decrease in cash generated is due to a decrease in payments on financing leases and notes receivable, as well as rental income.

         The Partnership received cash distributions from joint ventures of $468,000 during the nine months ended September 30, 1999, as compared to cash distributions of $607,000 during the same period in 1998. The decrease in distributions from joint ventures is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in proceeds from sale of equipment.

         Proceeds from the sale of equipment decreased by $159,000 as a result of a decline in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $10 million for the nine months ended September 30, 1999, compared to $20 million for the same period in 1998.

         As of September 30, 1999, the Partnership owned equipment held for lease with an original purchase price of $4 million and a net book value of $16,000, compared to $8 million and $40,000, respectively, at September 30, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The total cash distributed to partners for the nine months ended September 30, 1999 was $4,888,000, as compared to $11,769,000 for the same period in 1998. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $4,644,000 and $11,181,000 in distributions during the nine months ended September 30, 1999 and 1998, respectively. The cumulative distributions to the Limited Partners are $121,945,000 and $114,361,000 as of September 30, 1999 and 1998, respectively. The General Partner received $244,000 and $588,000 for its share of the cash available for distribution during the nine months ended
September 30, 1999 and 1998, respectively. The Partnership plans to make distributions in 1999 at a decreased rate of 5%, compared to the December 1998 distribution rate of 12%.

         As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

Impact of the Year 2000 Issue

         ReSourcePhoenix.com ("ReSourcePhoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such ResourcePhoenix manages the Year 2000 project on behalf of the General Partner.

         ResourcePhoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSourcePhoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have knowledge of any exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1999

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

         Defendants have filed a demurrer to the Ash Complaint, which plaintiffs amended three times. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                      ------------------------------------------
                                                    (Registrant)


       Date                      Title                           Signature
       ----                      -----                           ---------


November 10, 1999        Executive Vice President,          /S/ GARY W. MARTINEZ
-----------------        Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


November 10, 1999        Chief Financial Officer,           /S/ HOWARD SOLOVEI
-----------------        Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


November 10, 1999        Senior Vice President,             /S/ BRYANT J. TONG
-----------------        Financial Operations               --------------------
                         (Principal Accounting Officer)     (Bryant J. Tong)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner