Form 10KSB
period 1999-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 2000-03-17
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----  ACT OF 1934

 For the fiscal year ended December 31, 1999      Commission File Number 0-18278


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
______________

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

The Registrant's revenue for its most recent fiscal year was $2,922,000.

As of December 31, 1999, 6,192,840 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         1999 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Business..........................................................  3
Item 2.   Properties........................................................  4
Item 3.   Legal Proceedings.................................................  4
Item 4.   Submission of Matters to a Vote of Security Holders...............  4


                                     PART II

Item 5.   Market for the Registrant's Securities and Related Security
            Holder Matters..................................................  5
Item 6.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  6
Item 7.   Financial Statements..............................................  9
Item 8.   Disagreements on Accounting and Financial Disclosure Matters...... 25


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant................ 25
Item 10.  Executive Compensation............................................ 26
Item 11.  Security Ownership of Certain Beneficial Owners and Management.... 27
Item 12.  Certain Relationships and Related Transactions.................... 27


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 27


Signatures.................................................................. 28

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

Narrative Description of Business.

Equipment Leasing and Financing Operations
------------------------------------------

         From the initial formation of the Partnership through December 31, 1999, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $273,825,000. The average initial firm term of contractual payments from equipment subject to lease was 43.43 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.71%. The average initial firm term of contractual payments from loans was 61.21 months.

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

         The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1999, approximately 99% of the leased assets owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1999, together with information concerning the uses of assets is set forth in Item 2.


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

         As of December 31, 1999, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $15,255,000. The following table summarizes the type of equipment owned or financed by the Partnership at December 31, 1999.

                                                                  Percentage of
           Asset Types                      Purchase Price(1)     Total Assets
----------------------------------          -----------------     -------------
                                          (Amounts in Thousands)

Furniture and Fixtures                          $ 3,707                 24%
Capital Equipment Leased to Emerging
  Growth Companies                                3,256                 21
Financing of Other Businesses                     3,172                 21
Financing Related to Emerging Growth
  Companies                                       2,033                 13
Computer Peripherals                              1,995                 13
Telecommunications                                  748                  5
Small Computer Systems                              278                  2
Miscellaneous                                        66                  1
                                                -------                ---

TOTAL                                           $15,255                100%
                                                =======                ===

(1) These amounts include the cost of equipment on financing leases of $5,943,000 and original cost of outstanding loans of $4,915,000 at December 31, 1999.


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

         (b)  Approximate Number of Equity Security Investments:

                                                    Number of Unit Holders
                     Title of Class                as of December 31, 1999
              ----------------------------         -----------------------

              Limited Partners                                 7,867
              General Partner                                      1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV (the Partnership) reported net income of $2,292,000 for the year ended December 31, 1999, as compared to $2,823,000 during 1998. The decline in net income during 1999, as compared to 1998, is due primarily to a decrease in revenues generated from leasing activities.

         The decrease in total revenues of $2,027,000 for the year ended December 31, 1999, as compared to 1998, is primarily the result of a decrease in rental income of $1,441,000, a decrease in earned income from financing leases of $690,000 and interest income from notes receivable of $272,000. These declines in revenue were in part offset by an increase in gain on sale of securities of $583,000.

         The decrease in rental income is reflective of a reduction in the size of the equipment portfolio. As of December 31, 1999, the Partnership owned equipment with an aggregate original cost of $10 million compared to $22.3 million at December 31, 1998. Another factor contributing to the decrease in rental income is the equipment being held for lease. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period. As of December 31, 1999, the Partnership owned equipment being held for lease with an original purchase price of $3,432,000 and a net book value of $8,000, compared to $8,020,000 and $2,000, respectively, at December 31, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The decrease in earned income from financing leases for the year ended December 31, 1999, as compared to prior year, is due to a decrease in the Partnership's net investment in financing leases to $1.1 million at December 31, 1999 from $3.4 million at December 31, 1998. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting.

         Interest income from notes receivable decreased by $272,000 for the year ended December 31, 1999, compared to 1998. The decrease in interest income from notes receivable, for the year ended December 31, 1999, compared to 1998, is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $2 million at December 31, 1999, compared to $4 million at December 31, 1998.

         The Partnership reported a gain on sale of securities of $620,000 for the year ended December 31, 1999, compared to $37,000 in 1998. The securities sold for both 1999 and 1998 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $620,000 and $37,000 from the sale of these securities during the year ended December 31, 1999 and 1998, respectively. In addition, at December 31, 1999, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $41,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses decreased by $1,496,000 during year ended December 31, 1999, as compared to 1998. The decrease in total expenses is a result of a decrease in nearly all of the items comprising total expenses, with depreciation expense contributing the largest decrease. These decreases are the result of the continued decrease in the size of the equipment portfolio. Depreciation expense decreased $161,000 during 1999, compared to 1998. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership, as well as, an increasing portion of the equipment owned by the Partnership becoming fully depreciated. These decreases were offset by recovery of the provision for losses on receivables of $549,000. This recovery is due primarily to the determination that the provision for early termination of financing leases was over reserved.

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

         The  Partnership  reported net cash generated by equipment  leasing and financing activities of $5,581,000 during 1999, as compared to $11,676,000 during 1998. The decrease in the net cash generated during 1999 is due to a decrease in payments on financing leases and notes receivable, as well as rental income.

         The Partnership received cash distributions from joint ventures of $477,000 during 1999, as compared to cash distributions of $661,000 during 1998. The decrease in distributions from joint ventures is attributable to a decline in the amount of cash available for distribution from one equipment joint venture as a result of a decrease in rental income and proceeds from sale of equipment.

         Proceeds from the sale of equipment decreased by $120,000, as a result of a decline in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $12.3 million for the year ended December 31, 1999 as compared to $23 million for the year ended December 31, 1998.

         As of December 31, 1999, the Partnership owned equipment being held for lease with an original cost of $3,432,000 and a net book value of $8,000, as compared to equipment with an original cost of $8,020,000 and a net book value of $2,000 at December 31, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The total cash distributed to partners during 1999 was $5,958,000, as compared to $14,905,000 during 1998. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $5,632,000 and $14,121,000 during 1999 and 1998, respectively. The cumulative cash distributions to limited partners was $122,934,000 at December 31, 1999, as compared to $117,301,000 at December 31, 1998. The General Partner received $326,000 and $784,000 for its share of the cash available for distribution during 1999 and 1998, respectively. The Partnership is not planning to make distributions in 2000, compared to the December 1999 distribution rate of 5%.

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

Impact of the Year 2000 Issue

         The General Partner has appointed ResourcePhoenix.com. (RPC), an affiliate of the General Partner, to manage its Year 2000 project.

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of January 31, 2000 RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

         RPC will continue to monitor internal and external issues related to year 2000.

         Costs incurred by the Partnership will be expenses as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                   ------------------------------------------
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------

                          YEAR ENDED DECEMBER 31, 1999
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership:

We have audited the accompanying balance sheet of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership as of December 31, 1999 and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 26, 2000

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                              December 31, 1999
                                                              -----------------
ASSETS

Cash and cash equivalents                                          $ 7,732

Accounts receivable (net of allowance for losses
   on accounts receivable of $161)                                      95

Notes receivable (net of allowance for losses on
   notes receivable of $409)                                         2,060

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $2,371)                           8

Net investment in financing leases (net of
   allowance for early terminations of $11)                          1,090

Capitalized acquisition fees (net of accumulated
   amortization of $10,811)                                            120

Other assets                                                           143
                                                                   -------

     Total Assets                                                  $11,248
                                                                   =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                           $   846
                                                                   -------

     Total Liabilities                                                 846
                                                                   -------

Partners' Capital:

   General Partner                                                    --

   Limited Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,192,840 units outstanding            10,361

   Accumulated other comprehensive income                               41
                                                                   -------

     Total Partners' Capital                                        10,402
                                                                   -------

     Total Liabilities and Partners' Capital                       $11,248
                                                                   =======


        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                       1999        1998
                                                       ----        ----
INCOME

   Rental income                                     $   624     $ 2,065
   Earned income, financing leases                       342       1,032
   Gain on sale of equipment                             135         154
   Gain on sale of securities                            620          37
   Interest income, notes receivable                     614         886
   Equity in earnings from joint ventures, net           213         308
   Other income                                          374         467
                                                     -------     -------

     Total Income                                      2,922       4,949
                                                     -------     -------

EXPENSES

   Depreciation                                          173         334
   Amortization of acquisition fees                      196         364
   Lease related operating expenses                       23          86
   Management fees to General Partner                    244         436
   Reimbursed administrative costs to General
     Partner                                             208         264
   Provision for (recovery of) losses on
     receivables                                        (549)        139
   Legal expenses                                        188         328
   General and administrative expenses                   147         175
                                                     -------     -------

     Total Expenses                                      630       2,126
                                                     -------     -------

NET INCOME                                             2,292       2,823

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains arising during period      279         414
     Less:  reclassification adjustment for gains
       included in net income                           (620)        (37)
                                                     -------     -------

Other comprehensive income (loss)                       (341)        377
                                                     -------     -------

COMPREHENSIVE INCOME                                 $ 1,951     $ 3,200
                                                     =======     =======


NET INCOME PER LIMITED PARTNERSHIP UNIT              $   .32     $   .33
                                                     =======     =======

ALLOCATION OF NET INCOME:
   General Partner                                   $   326     $   784
   Limited Partners                                    1,966       2,039
                                                     -------     -------

                                                     $ 2,292     $ 2,823
                                                     =======     =======


        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                                                                     Accumulated
                                                General                                 Other
                                               Partner's      Limited Partners'     Comprehensive   Total
                                                Amount       Units        Amount       Income       Amount
                                                ------       -------------------    -------------   ------

Balance, December 31, 1997                    $     --      6,208,563   $   26,169   $        5   $   26,174

Distributions to partners ($2.28 per limited
   partnership unit)                                (784)        --        (14,121)        --        (14,905)

Redemptions of Capital                              --        (15,723)         (60)        --            (60)

Net income                                           784         --          2,039         --          2,823

Other comprehensive income                          --           --           --            377          377
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1998                          --      6,192,840       14,027          382       14,409

Distributions to partners ($.91 per limited
   partnership unit)                                (326)        --         (5,632)        --         (5,958)

Net income                                           326         --          1,966         --          2,292

Other comprehensive income                          --           --           --           (341)        (341)
                                              ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1999                    $     --      6,192,840   $   10,361   $       41   $   10,402
                                              ==========   ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                         1999       1998
                                                         ----       ----
Operating Activities:
--------------------

   Net income                                         $  2,292   $  2,823

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                        173        334
       Amortization of acquisition fees                    196        364
       Gain on sale of equipment                          (135)      (154)
       Gain on sale of securities                         (620)       (37)
       Equity in earnings from joint ventures, net        (213)      (308)
       Provision for (recovery of) early
         termination, financing leases                    (586)        32
       Provision for losses on notes receivable             37        107
       Decrease in accounts receivable                      10        403
       Decrease in accounts payable and accrued
         expenses                                         (227)      (140)
       Decrease in other assets                             29         11
                                                      --------   --------

Net cash provided by operating activities                  956      3,435
                                                      --------   --------

Investing Activities:
--------------------

   Principal payments, financing leases                  2,704      5,858
   Principal payments, notes receivable                  1,921      2,383
   Proceeds from sale of equipment                         135        255
   Proceeds from sale of securities                        620         37
   Distributions from joint ventures                       477        661
   Payment of acquisition fees                            --           (5)
                                                      --------   --------

Net cash provided by investing activities                5,857      9,189
                                                      --------   --------

Financing Activities:
--------------------

   Redemptions of capital                                 --          (60)
   Distributions to partners                            (5,958)   (14,905)
                                                      --------   --------

Net cash used in financing activities                   (5,958)   (14,965)
                                                      --------   --------

Increase (decrease) in cash and cash equivalents           855     (2,341)

Cash and cash equivalents, beginning of period           6,877      9,218
                                                      --------   --------

Cash and cash equivalents, end of period              $  7,732   $  6,877
                                                      ========   ========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

         A schedule of compensation due and distributions made to the General Partner and affiliate for the years ended December 31, follows:

                                                 1999         1998
                                                 ----         ----
                                              (Amounts in Thousands)

              Management fees                   $  244      $  436
              Cash distributions                   326         784
                                                ------      ------

                     Total                      $  570      $1,220
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

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $0 and $9,000 during the years ended December 31, 1999 and 1998, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


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

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and may provide additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided additional depreciation expense of $0 and $31,000 ($0 and $.01 per limited partnership unit) for the years ended December 31, 1999 and 1998, respectively.

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

         Reclassification. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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

Note 3.       Accounts Receivable.
              -------------------

       Accounts receivable consist of the following at December 31:

                                                                   1999
                                                                   ----
                                                          (Amounts in Thousands)

         Lease payments                                            $244
         Other                                                        8
         Reimbursement for property taxes                             4
                                                                   ----
                                                                    256
         Less:  allowance for losses on accounts receivable         161
                                                                   ----
              Total                                                $ 95
                                                                   ====


Note 4.       Notes Receivable.
              ----------------

         Notes receivable consist of the following at December 31:

                                                                  1999
                                                                  ----
                                                          (Amounts in Thousands)

         Note receivable from other businesses with stated
              interest ranging from 10% to 24% per annum,
              receivable in installments ranging from
              35 to 85 months, collateralized by the
              equipment financed                                $ 1,710

         Notes receivable from emerging growth companies,
              with stated interest ranging from 15% to 19%
              per annum, receivable  in  installments
              ranging from 42 to 43 months, collateralized by
              a security interest in the equipment financed         759
                                                                -------
                                                                  2,469

         Less:  allowance for losses on notes receivable           (409)
                                                                -------

         Total                                                  $ 2,060
                                                                =======

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         2000...............................................     $ 1,524
         2001...............................................         653
         2002...............................................         337
         2003...............................................         125
         2004...............................................          31
                                                                 -------

         Total minimum payments to be received..............       2,670
         Impaired notes receivable..........................         190
         Less:  unearned interest...........................        (391)
         Less:  allowance for losses........................        (409)
                                                                 -------

         Net investment in notes receivable.................     $ 2,060
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

         At December 31, 1999, the recorded investment in notes that are considered to be impaired was $190,000, net of specific write-downs. The average recorded investment in impaired loans during the year ended December 31, 1999 and 1998 was $343,000 and 256,000, respectively. The Partnership recognized $24,000 and $25,000 of interest income on impaired notes receivable during the years ended December 31, 1999 and 1998, respectively.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                    1999         1998
                                                    ----         ----
                                                 (Amounts in Thousands)

         Beginning balance                        $ 2,375       $ 2,268
              Provision for losses                     37           107
              Write downs                          (2,003)         --
                                                  -------       -------
         Ending balance                           $   409       $ 2,375
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

         The net investment in financing leases consists of the following at December 31:

                                                                1999
                                                                ----
                                                        (Amounts in Thousands)

         Minimum lease payments to be received                 $ 1,188
         Less:  unearned income                                    (87)
                allowance for early termination                    (11)
                                                               -------
         Net investment in financing leases                    $ 1,090
                                                               =======

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                       Operating    Financing
                                                       ---------    ---------
                                                       (Amounts in Thousands)

         2000....................................       $   53       $  995
         2001....................................           13          162
         2002....................................           11           31
         2003....................................            7          -
                                                        ------       ------

         Total                                          $   84       $1,188
                                                        ======       ======

         The net book value of equipment held for lease at December 31, 1999 amounted to $8,000.

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

         An analysis of the Partnership's investment in the Equipment Joint Venture is as follows:

                                                                         Net
                 Net Investment                                       Investment
                  at Beginning                Equity in                at End
Date               of Period    Contributions Earnings  Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)


Year Ended
  December 31, 1998   $255       $  --          $320        $545        $ 30
                      ====       =======        ====        ====        ====

Year Ended
  December 31, 1999   $ 30       $  --          $231        $198        $ 63
                      ====       =======        ====        ====        ====

         The aggregate financial information of the Equipment Joint Venture is presented as follows:

                                                          December 31,
                                                             1999
                                                             ----
                                                    (Amounts in Thousands)

         Assets                                              $177
         Liabilities                                           35
         Partners' Capital                                    142

                                                For the Years Ended December 31,
                                                  1999                  1998
                                                  ----                  ----
                                                    (Amounts in Thousands)

         Revenue                                     $586          $766
         Expenses                                      72            59
         Net Income                                   514           707

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross revenues of the Equipment Joint Venture. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture.
-----------------------

         The Partnership owned a 25% interest in Phoenix Joint Venture 1994-2, a Financing Joint Venture. This joint ventures was closed during 1999. This investment was accounted for using the equity method of accounting. The other partners of the venture were entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:

                                                                         Net
                 Net Investment               Equity in               Investment
                  at Beginning                Earnings                 at End
Date               of Period    Contributions (Losses)  Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1998  $   169       $  -         $ 13         $ 83       $   99
                     =======       ======       ====         ====       ======

Year Ended
  December 31, 1999  $    99       $  -         $(39)        $ 60       $  -
                     =======       ======       ====         ====       ======

         The aggregate financial information of the Financing Joint Venture is presented as follows:

                                              For the Years Ended December 31,
                                                    1999           1998
                                                    ----           ----
                                                  (Amounts in Thousands)

         Revenue                                    $   2         $  85
         Expenses                                     155            17
         Net Income (Loss)                           (153)           68

         The General Partner earned a management fee of 3.5% of the Partnership's respective interest in gross payments received for the Financing Joint Venture. Revenues subject to a management fee at the joint venture level were not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Ventures.
---------------------------------------

         The Partnership owned an interest in foreclosed cable systems joint ventures along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon nonperforming outstanding notes receivable to cable television operators to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivable were exchanged for interests (their capital contribution), on a pro rata basis, in newly formed joint ventures owned by the partnerships and managed by the General Partner. Title to the cable television systems was held by the joint ventures. These investments were accounted for using the equity method of accounting.

                                                             Weighted
               Joint Venture                            Percentage Interest
               -------------                            -------------------

         Phoenix Independence Cable, LLC (1)                   43.69%
         Phoenix Pacific Northwest Cable J.V. (2)              37.22

(1) Cable system sold and joint venture closed in 1998.
(2) Cable system sold and joint venture closed in 1999.

                                                                         Net
                 Net Investment               Equity in               Investment
                  at Beginning                Earnings                 at End
Date               of Period    Contributions (Losses)  Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1998  $   256       $  -        $    (25)   $   33      $   198
                     =======       ======      ========    ======      =======

Year Ended
  December 31, 1999  $   198       $  -        $     21    $  219      $   -
                     =======       ======      ========    ======      =======

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                              For the Years Ended December 31,
                                                    1999         1998
                                                    ----         ----
                                                  (Amounts in Thousands)

         Revenue                                    $ 245        $ 284
         Expenses                                     187          342
         Net Income (Loss)                             58          (58)

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provided day to day management services in connection with the operation of the foreclosed cable systems joint ventures. The foreclosed cable systems joint ventures paid a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level were not subject to management fees at the Partnership level.


Note 7.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   1999
                                                                   ----
                                                          (Amounts in Thousands)

         Equipment lease operations                                $490
         Other                                                      134
         Sales Tax                                                   96
         Security deposits                                           66
         General Partner and affiliates                              60
                                                                   ----
                                                                   $846
                                                                   ====


Note 8.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31, 1999:

                              Reported Amounts  Tax Basis  Net Difference
                              ----------------  ---------  --------------
                                         (Amounts in Thousands)

         Assets                    $11,248       $12,427      $(1,179)
         Liabilities                   846           401          445

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

         The reimbursed administrative costs to the General Partner were $208,000 and $264,000 for the years ended December 31, 1999 and 1998, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1999 and 1998 were $31,000 and $83,000 respectively.


Note 11.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 6,192,840 and 6,195,597 for the years ended December 31, 1999 and 1998, respectively. For the purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 12.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate their fair values.


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

         During the year ended December 31, 1999 and 1998, the Partnership recorded legal expenses of approximately $20,000 and $130,000, respectively, in connection with the above litigation as indemnification to the General Partner.

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

         GUS CONSTANTIN, age 62, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 49, is Executive Vice President, Chief Operating Officer and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 38, is the Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. and
              Phoenix Income Fund, L.P.

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



        (A)                (B)                                 (C)                               (D)

                                                         Cash and cash-                    Aggregate of
Name of Individual    Capacities in                      equivalent forms                  contingent forms
or persons in group   which served                       of remuneration                   of remuneration
-------------------   -------------        -------------------------------------------     ----------------
                                                  (C1)                        (C2)
                                                                    Securities or property
                                      Salaries, fees, directors'    insurance benefits or
                                      fees, commissions, and        reimbursement, personal
                                      bonuses                       benefits
                                      -------------------------     -----------------------
                                                    (Amounts in Thousands)
Phoenix Leasing
  Incorporated        General Partner         $   244                     $   0               $   0
                                              =======                     =====               =====


(1)  consists of management fees.


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


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.

                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                      Page No.
                                                                      --------

(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 1999                      11
              Statements of Operations and Comprehensive
                Income for the Years Ended December 31, 1999
                and 1998                                                 12
              Statements of Partners' Capital for the Years
                Ended December 31, 1999 and 1998                         13
              Statements of Cash Flows for the Years Ended
                December 31, 1999 and 1998                               14
              Notes to Financial Statements                         15 - 24

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1999.

(c)      21.  Additional Exhibits.

              a) Balance Sheets of Phoenix Leasing Incorporated     E21 1-15

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

         Date: March 17, 2000         By:  /S/ GUS CONSTANTIN
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


/S/ GUS CONSTANTIN     President, Chief Executive Officer and a   March 17, 2000
---------------------  Director of Phoenix Leasing Incorporated,  --------------
(Gus Constantin)       General Partner



/S/ GARY W. MARTINEZ   Executive Vice President,                  March 17, 2000
---------------------  Chief Operating Officer and a Director of  --------------
(Gary W. Martinez)     Phoenix Leasing Incorporated
                       General Partner



/S/ HOWARD SOLOVEI     Chief Financial Officer,                   March 17, 2000
---------------------  Treasurer and a Director of                --------------
(Howard Solovei)       Phoenix Leasing Incorporated
                       General Partner