Form 10QSB
period 2000-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 2000-05-15
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                  For the quarterly period ended March 31, 2000

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

                              Yes   X      No
                                  -----       -----

6,192,840 Units of Limited Partnership Interest were outstanding as of March 31, 2000.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
                                                           2000         1999
                                                           ----         ----
ASSETS
Cash and cash equivalents                                 $ 8,764     $ 7,732

Accounts receivable (net of allowance for losses on
   accounts receivable of $149 and $161 at March 31,
   2000 and December 31, 1999, respectively)                   82          95

Notes receivable (net of allowance for losses on
   notes receivable of $33 and $409 at March 31,
   2000 and December 31, 1999, respectively)                2,136       2,060

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $683 and
   $2,371 at March 31, 2000 and December 31, 1999,
   respectively)                                               13           8

Net investment in financing leases (net of allowance
   for early terminations of $12 and $11 at March
   31, 2000 and December 31, 1999, respectively)              741       1,090

Capitalized acquisition fees (net of accumulated
   amortization of $10,837 and $10,811 at March 31,
   2000 and December 31, 1999, respectively)                   94         120

Marketable securities                                         391          42

Other assets                                                 --           101
                                                          -------     -------

     Total Assets                                         $12,221     $11,248
                                                          =======     =======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

   Accounts payable and accrued expenses                  $   745     $   846
                                                          -------     -------
     Total Liabilities                                        745         846
                                                          -------     -------

Partners' Capital
   General Partner                                           --          --

   Limited  Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,192,840 units
     outstanding at March 31, 2000 and December 31,
     1999                                                  11,085      10,361

   Accumulated other comprehensive income                     391          41
                                                          -------     -------

     Total Partners' Capital                               11,476      10,402
                                                          -------     -------

Total Liabilities and Partners' Capital                   $12,221     $11,248
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                                            Three Months Ended
                                                                  March 31,
                                                              2000        1999
                                                              ----        ----
INCOME
   Rental income                                            $   218     $   128
   Gain on sale of securities                                   155        --
   Earned income, financing leases                               63         132
   Interest income, notes receivable                             79         146
   Equity in earnings from joint ventures, net                    6          22
   Other income                                                 124          88
                                                            -------     -------
     Total Income                                               645         516
                                                            -------     -------

EXPENSES
   Depreciation                                                   7          81
   Amortization of acquisition fees                              26          67
   Lease related operating expenses                               7           3
   Management fees to General Partner                            41          69
   Reimbursed administrative costs to General Partner            67          58
   Provision for (recovery of) losses on receivables           (375)         20
   Legal expense                                                119          75
   General and administrative expenses                           29          36
                                                            -------     -------
     Total Expenses                                             (79)        409
                                                            -------     -------

NET INCOME                                                      724         107

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
      during period                                             504        (100)
     Less: reclassification adjustment for
           gains included in net income                        (155)       --
                                                            -------     -------

Other comprehensive income (loss)                               349        (100)
                                                            -------     -------

COMPREHENSIVE INCOME                                        $ 1,073     $     7
                                                            -------     -------

NET INCOME PER LIMITED PARTNERSHIP UNIT                     $   .12     $  --
                                                            =======     =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                  $  --       $   .25
                                                            =======     =======

ALLOCATION OF NET INCOME:
     General Partner                                        $  --       $    82
     Limited Partners                                           724          25
                                                            -------     -------
                                                                724     $   107
                                                            =======     =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                              2000        1999
                                                              ----        ----
Operating Activities:
--------------------

   Net income                                               $   724     $   107

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                               7          81
       Amortization of acquisition fees                          26          67
       Equity in earnings from joint ventures, net               (6)        (22)
       Gain on sale of securities                              (155)       --
       Gain on sale of equipment                                (37)        (13)
       Provision for early termination, financing leases          1        --
       Provision for (recovery of) losses on notes
         receivable                                            (376)         20
       Decrease (increase) in accounts receivable                13         (14)
       Decrease in accounts payable and accrued
         expenses                                              (101)        (58)
       Decrease in other assets                                  39          12
                                                            -------     -------

Net cash provided by operating activities                       135         180
                                                            -------     -------

Investing Activities:
--------------------
   Principal payments, financing leases                         335       1,080
   Principal payments, notes receivable                         300         488
   Proceeds from sale of equipment                               38          10
   Proceeds from sale of securities                             155        --
   Distributions from joint ventures                             69          67
   Payment of acquisition fees                                 --             3
                                                            -------     -------

Net cash provided by investing activities                       897       1,648
                                                            -------     -------

Financing Activities:
--------------------
   Distributions to partners                                   --        (1,632)
                                                            -------     -------

Net cash used in financing activities                          --        (1,632)
                                                            -------     -------

Increase in cash and cash equivalents                         1,032         196

Cash and cash equivalents, beginning of period                7,732       6,877
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 8,764     $ 7,073
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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $2,168,000 of which $176,000 is considered to be impaired. The impaired loans of $176,000 are net of specific write-downs of $299,000. The Partnership has an allowance for losses of $33,000 as of March 31, 2000. The average recorded investment in impaired loans during the three months ended March 31, 2000 and 1999 was approximately $176,000 and $260,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                        2000           1999
                                                        ----           ----
                                                       (Amounts in Thousands)

         Beginning balance                             $  409         $2,375
              Provision for (recovery of) losses         (376)            21
              Write downs                                 -              -
                                                       ------         ------
         Ending balance                                $   33         $2,396
                                                       ======         ======

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,192,840 for the three months ended March 31, 2000 and 1999. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented as follows:

                                               March 31,     December 31,
                                                 2000           1999
                                                 ----           ----
                                                (Amounts in Thousands)

         Assets                                  $  -           $177
         Liabilities                                -             35
         Partners' Capital                          -            142

                                                 Three Months Ended
                                                      March 31,
                                                 2000           1999
                                                 ----           ----
                                                (Amounts in Thousands)

         Revenue                                 $ 16           $101
         Expenses                                   3              9
         Net Income                                13             92

         The remaining equipment joint venture was closed during the three months ended March 31, 2000.

Financing Joint Venture
-----------------------

         The aggregate financial information of the financing joint venture is presented as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 2000           1999
                                                 ----           ----
                                                (Amounts in Thousands)


         Revenue                                 $  -           $  1
         Expenses                                   -             51
         Net Loss                                   -            (50)

         The remaining financing joint venture was closed during the third quarter of 1999.

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                  Three Months Ended
                                                      March 31,
                                                 2000           1999
                                                 ----           ----
                                                (Amounts in Thousands)


         Revenue                                 $  -           $ 60
         Expenses                                   -             79
         Net Loss                                   -            (19)

         The remaining foreclosed cable system joint ventures were closed during 1999.

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The court sustained Defendant's demurrers to the first four claims and Defendants have recently answered the complaint concerning the remaining claims.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The Plaintiff's deposition has been taken and no other depositions are scheduled.

         The Companies intend to vigorously defend both actions.

         During the three months ended March 31, 2000 and 1999, the Partnership recorded legal expenses of approximately $0 and $25,000, respectively, in connection with the above litigation as indemnification to the General Partner.

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

                     PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the "Partnership"), reported net income of $724,000 and $107,000 during the three months ended March 31, 2000 and 1999, respectively. The increase in net income for the three months ended March 31, 2000, compared to the same period in 1999, is a result of an increase in rental income, gain on sale of securities and a recovery of provision for losses on notes receivable, offset by decreases in earned income from financing leases and interest income from notes receivable.

         Total income increased $129,000 for the three months ended March 31, 2000, as compared to the same period in 1999. Rental income increased by $90,000 for the three months ended March 31, 2000, compared to the same period in 1999. The increase in rental income is due to miscellaneous charges related to rental activity being recognized as income in the three months ended March
31, 2000; however, the Partnership's equipment portfolio has decreased. The Partnership owned equipment with an aggregate original cost of $5.5 million at March 31, 2000, as compared to $19.3 million at March 31, 1999.

         The Partnership reported a gain on sale of securities of $155,000 for the three months ended March 31, 2000, compared to $0 in 1999. The securities sold in 2000 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $155,000 from the sale of these securities during the three months ended March 31, 2000. In addition, at March 31, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $391,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         The above increases in income were offset by decreases in earned income from financing leases and interest income from notes receivable. The decrease in earned income from financing leases of $69,000 for the three months ended March 31, 2000, compared to the same period in the prior year, is due to a decrease in the net investment in financing leases. The net investment in financing leases was $741,000 at March 31, 2000, as compared to $2.2 million at March 31, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting.

         Interest income from notes receivable decreased by $67,000 for the three months ended March 31, 2000, compared to the same period in 1999. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. At March 31, 2000, the net investment in notes receivable was $2,136,000, compared to $3,510,000 at March 31, 1999.

         Total expenses decreased by $488,000 during the three months ended March 31, 2000, as compared to the same period in 1999. The decrease in total expenses for the three months ended March 31, 2000, compared to the same period in the previous year, is a result of a change in the estimated allowance for uncollectable notes receivable of $396,000 as well as a decrease in nearly all of the items comprising total expenses, with depreciation expense contributing the next largest decrease. These decreases are the result of the continued decrease in the size of the equipment portfolio. Depreciation expense decreased $74,000 during 2000, compared to 1999. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership, as well as, an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $770,000 and $1,748,000 during the three months ended March 31, 2000 and 1999, respectively. The net decrease in cash generated is due to a decrease in payments on financing leases and notes receivable.

         The Partnership received cash distributions from joint ventures of $69,000 during the three months ended March 31, 2000, as compared to cash distributions of $67,000 during the same period in 1999. The slight increase in distributions from joint ventures is attributable to an increase in the amount of cash available for distribution from one equipment joint venture.

         Proceeds from the sale of equipment increased as result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $4.5 million for the three months ended March 31, 2000, compared to $3.1 million for the same period in 1999.

         As of March 31, 2000, the Partnership owned equipment held for lease with an original purchase price of $695,000 and a net book value of $13,000, compared to $8 million and $55,000, respectively, at March 31, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The total cash distributed to partners for the three months ended March 31, 2000 was $0, as compared to $1,632,000 for the same period in 1999. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 and $1,550,000 in distributions during the three months ended March 31, 2000 and 1999, respectively. The cumulative distributions to the Limited Partners are $122,934,000 and $118,852,000 as of March 31, 2000 and 1999, respectively. The
General Partner received $0 and $82,000 for its share of the cash available for distribution during the three months ended March 31, 2000 and 1999, respectively. The Partnership is not planning to make distributions in 2000, compared to the 1999 distribution rate of 5%.

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

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of April 30, 2000, RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

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

                                 March 31, 2000

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The court sustained Defendant's demurrers to the first four claims and Defendants have recently answered the complaint concerning the remaining claims.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The Plaintiff's deposition has been taken and no other depositions are scheduled.

         The Companies intend to vigorously defend both actions.

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                      ------------------------------------------
                                                      (Registrant)

    Date                    Title                              Signature
    ----                    -----                              ---------


May 12, 2000       Executive Vice President,             /S/ GARY W. MARTINEZ
--------------     Chief Operating Officer               --------------------
                   and a Director of                     (Gary W. Martinez)
                   Phoenix Leasing Incorporated
                   General Partner


May 12, 2000       Vice President, Finance,              /S/ ANDREW N. GREGSON
--------------     Treasurer and a Director of           ---------------------
                   Phoenix Leasing Incorporated          (Andrew N. Gregson)
                   General Partner