Form 10QSB
period 2000-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 2000-08-11
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                  For the quarterly period ended June 30, 2000

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

                              Yes   X      No
                                  -----       -----

6,192,840 Units of Limited Partnership Interest were outstanding as of June 30, 2000.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            2000        1999
                                                            ----        ----
ASSETS
Cash and cash equivalents                                 $10,031     $ 7,732

Accounts receivable (net of allowance for losses on
   accounts receivable of $90 and $161 at June 30,
   2000 and December 31, 1999, respectively)                  105          95

Notes receivable (net of allowance for losses on notes
   receivable of $11 and $409 at June 30, 2000 and
   December 31, 1999, respectively)                         1,546       2,060

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $622 and
   $2,371 at June 30, 2000 and December 31, 1999,
   respectively)                                             --             8

Net investment in financing leases (net of
   allowance for early  terminations of $4 and $11
   at June 30, 2000 and December 31, 1999,
   respectively)                                              441       1,090

Capitalized acquisition fees (net of accumulated
   amortization of $10,858 and $10,811 at June 30,
   2000 and December 31, 1999, respectively)                   73         120

Marketable securities                                         395          42

Other assets                                                 --           101
                                                          -------     -------

     Total Assets                                         $12,591     $11,248
                                                          =======     =======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

   Accounts payable and accrued expenses                  $   417     $   846
                                                          -------     -------
     Total Liabilities                                        417         846
                                                          -------     -------

Partners' Capital
   General Partner                                           --          --

   Limited Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,192,840 units
     outstanding at June 30, 2000 and December 31, 1999    11,779      10,361

   Accumulated other comprehensive income                     395          41
                                                          -------     -------

     Total Partners' Capital                               12,174      10,402
                                                          -------     -------

Total Liabilities and Partners' Capital                   $12,591     $11,248
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
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                           2000      1999      2000       1999
                                           ----      ----      ----       ----
INCOME
   Rental income                          $   391   $   153   $   571   $   268
   Earned income, financing leases             27        87        91       219
   Gain on sale of equipment                  145        49       182        62
   Gain on sale of securities                 104       235       258       235
   Equity in earnings from joint
     ventures, net                           --          51         6        73
   Interest income, notes receivable           56       154       136       300
   Other income                               149        92       273       180
                                          -------   -------   -------   -------
     Total Income                             872       821     1,517     1,337
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                              --          46         7       126
   Amortization of acquisition fees            21        50        47       117
   Lease related operating expenses            13        12        19        16
   Management fees to General Partner          55        64        96       133
   Reimbursed administrative costs to
     General Partner                           49        57       116       114
   Provision for (recovery of) losses
     on receivables                           (18)       16      (393)       37
   Legal expense                               20        61       139       136
   General and administrative expenses         37        41        67        77
                                          -------   -------   -------   -------
     Total Expenses                           177       347        98       756
                                          -------   -------   -------   -------
NET INCOME                                    695       474     1,419       581

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                  108       (47)      611      (147)
     Less:  reclassification adjustment
            for gains included in net
            income                           (104)     (235)     (258)     (235)
                                          -------   -------   -------   -------
   Other comprehensive income                   4      (282)      353      (382)
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   699   $   192   $ 1,772   $   199
                                          =======   =======   =======   =======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .11   $   .07   $   .23   $   .07
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $  --     $   .25   $  --     $   .50
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $  --     $    81   $  --     $   163
     Limited Partners                         695       393     1,419       418
                                          -------   -------   -------   -------
                                          $   695   $   474   $ 1,419   $   581
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Six Months Ended
                                                                  June 30,
                                                             2000        1999
                                                             ----        ----
Operating Activities:
--------------------
   Net income                                              $  1,419    $    581

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                               7         126
       Amortization of acquisition fees                          47         117
       Equity in earnings from joint ventures, net               (6)        (73)
       Gain on sale of equipment                               (182)        (62)
       Provision for early termination, financing leases          6        --
       Provision for (recovery of) losses on notes
         receivable                                            (351)         37
       Recovery of losses on accounts receivable                (48)       --
       Gain on sale of securities                              (258)       (235)
       Decrease in accounts receivable                           38           9
       Decrease in accounts payable and accrued
         expenses                                              (429)       (133)
       Decrease in other assets                                  38          21
                                                           --------    --------

Net cash provided by operating activities                       281         388
                                                           --------    --------

Investing Activities:
--------------------
   Principal payments, financing leases                         581       1,665
   Principal payments, notes receivable                         865       1,059
   Proceeds from sale of equipment                              245          65
   Proceeds from sale of securities                             258         235
   Distributions from joint ventures                             69         148
   Payment of acquisition fees                                 --             3
                                                           --------    --------

Net cash provided by investing activities                     2,018       3,175
                                                           --------    --------

Financing Activities:
--------------------
   Distributions to partners                                   --        (3,264)
                                                           --------    --------

Net cash used in financing activities                          --        (3,264)
                                                           --------    --------

Increase in cash and cash equivalents                         2,299         299

Cash and cash equivalents, beginning of period                7,732       6,877
                                                           --------    --------

Cash and cash equivalents, end of period                   $ 10,031    $  7,176
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $1,557,000 of which $159,000 is considered to be impaired. The impaired loans of $159,000 are net of specific write-downs of $280,000. The Partnership has an allowance for losses of $11,000 as of June 30, 2000. The average recorded investment in impaired loans during the six months ended June 30, 2000 and 1999 was approximately $167,000 and $261,000, respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                        2000      1999
                                                        ----      ----
                                                    (Amounts in Thousands)

         Beginning balance                             $  409    $2,375
              Provision for (recovery of) losses         (351)       37
              Write downs                                 (47)     --
                                                       ------    ------
         Ending balance                                $   11    $2,412
                                                       ======    ======

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,192,840 for the six months ended June 30, 2000 and 1999. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented as follows:

                                                    June 30,   December 31,
                                                      2000         1999
                                                      ----         ----
                                                   (Amounts in Thousands)

         Assets                                     $  --          $177
         Liabilities                                   --            35
         Partners' Capital                             --           142


                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                   2000        1999      2000      1999
                                   ----        ----      ----      ----
                                           (Amounts in Thousands)

         Revenue                   $ --        $232      $ 16      $332
         Expenses                    --          39         3        48
         Net Income                  --         193        13       284

         The remaining equipment joint venture was closed during the six months ended June 30, 2000.

Financing Joint Venture
-----------------------

         The aggregate financial information of the financing joint venture is presented as follows:

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                 2000        1999       2000       1999
                                 ----        ----       ----       ----
                                         (Amounts in Thousands)

         Revenue                 $ --       $   1      $ --       $   2
         Expenses                  --         111        --         162
         Net Loss                  --        (110)       --        (160)

         The remaining financing joint venture was closed during the third quarter of 1999.

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                  2000       1999      2000        1999
                                  ----       ----      ----        ----
                                         (Amounts in Thousands)

         Revenue                 $ --       $  63      $ --       $ 123
         Expenses                  --          82        --         160
         Net Loss                  --         (19)       --         (37)

         The remaining forclosed cable system joint ventures were closed during 1999.

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

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint. Plaintiffs have served four requests for production on July 25, 2000. The plaintiffs depositions have been taken and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. Plaintiffs have served three requests for production; defendants responded to the third request for production on July 25, 2000. The plaintiffs deposition has been taken and plaintiffs recently took depositions of defendants.

         The Companies intend to vigorously defend both actions.

         During the six months ended June 30, 2000 and 1999, the Partnership recorded legal expenses of approximately $0 and $59,000, respectively, in connection with the above litigation as indemnification to the General Partner.

         The Partnership is not a party to any legal proceedings which would have a material adverse impact on its financial position.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the "Partnership"), reported net income of $695,000 and $1,419,000 during the three and six months ended June 30, 2000, respectively, as compared to net income of $474,000 and $581,000 during the three and six months ended June 30, 1999, respectively. The increase in net income for the three and six months ended June 30, 2000, compared to the same period in 1999, is a result of an increase in rental income and a recovery of provision for losses of notes receivable, offset by decreases in earned income from financing leases and interest income from notes receivable.

         Total income increased $51,000 and $180,000 for the three and six months ended June 30, 2000, as compared to the same period in 1999. Rental income increased by $238,000 and $303,000 for the three and six months ended June 30, 2000, respectively, compared to the same period in 1999. The increase in rental income is due to settlements related to rental activity being recognized as income in the three and six months ended June 30, 2000; however, this was offset by a decrease in the Partnership's equipment portfolio. The Partnership owned equipment with an aggregate original cost of $3.5 million at June 30, 2000, as compared to $17 million at June 30, 1999.

         The above increases in income were offset by decreases in earned income from financing leases and interest income from notes receivable. The decrease in earned income from financing leases of $60,000 and $128,000 for the three and six months ended June 30, 2000, respectively, compared to the same period in the prior year, is due to a decrease in the net investment in financing leases. The net investment in financing leases was $441,000 at June 30, 2000, as compared to $1.6 million at June 30, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting.

         Interest income from notes receivable decreased by $98,000 and $164,000 for the three and six months ended June 30, 2000, respectively, compared to the same period in 1999. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. At June 30, 2000, the net investment in notes receivable was $1,546,000, compared to $2,922,000 at June 30, 1999.

         Total expenses decreased by $170,000 and $658,000 during the three and six months ended June 30, 2000, respectively, as compared to the same period in 1999. The decrease in total expenses for the three and six months ended June 30, 2000, compared to the same period in the previous year, is a result of a change in the estimated allowances for losses on receivables of $34,000 and $430,000 as well as a decrease in nearly all of the items comprising total expenses, with depreciation expense contributing the next largest decrease. These decreases are the result of the continued decrease in the size of the equipment portfolio. Depreciation expense decreased $46,000 and $119,000 during the three and six months ended June 30, 2000, respectively, compared to 1999. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership, as well as, an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities of $1,727,000 and $3,112,000 during the six months ended June 30, 2000 and 1999, respectively. The net decrease in cash generated is due to a decrease in payments on financing leases and notes receivable.

         The Partnership received cash distributions from joint ventures of $69,000 during the six months ended June 30, 2000, as compared to cash distributions of $148,000 during the same period in 1999. The decrease in distributions from joint ventures is attributable to a decline in the amount of cash available for distribution from two equipment joint ventures as a result of one joint venture closing during the third quarter of 1999 and the other joint venture closing during the first quarter of 2000.

         Proceeds from the sale of equipment increased as a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $6.5 million for the six months ended June 30, 2000, compared to $5.4 million for the same period in 1999.

         As of June 30, 2000, the Partnership owned equipment held for lease with an original purchase price of $695,000 and a net book value of $0, compared to $7.5 million and $14,000, respectively, at June 30, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The total cash distributed to partners for the six months ended June 30, 2000 was $0, as compared to $3,264,000 for the same period in 1999. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 and $3,101,000 in distributions during the six months ended June 30, 2000 and 1999, respectively. The cumulative distributions to the Limited Partners are $122,934,000 and $120,402,000 as of June 30, 2000 and 1999, respectively. The General Partner received $0 and $163,000 for its share of the cash available for distribution during the six months ended June 30, 2000 and 1999, respectively. The Partnership is not planning to make distributions in 2000, compared to the 1999 distribution rate of 5%.

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

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of July 31, 2000, RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

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

                                  June 30, 2000

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

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint. Plaintiffs have served four requests for production on July 25, 2000. The plaintiffs depositions have been taken and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. Plaintiffs have served three requests for production; defendants responded to the third request for production on July 25, 2000. The plaintiffs deposition has been taken and plaintiffs recently took depositions of defendants.

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                      ------------------------------------------
                                                      (Registrant)

    Date                    Title                              Signature
    ----                    -----                              ---------


August 11, 2000    Executive Vice President,             /S/ GARY W. MARTINEZ
---------------    Chief Operating Officer               --------------------
                   and a Director of                     (Gary W. Martinez)
                   Phoenix Leasing Incorporated
                   General Partner


August 11, 2000    Vice President, Finance,              /S/ ANDREW N. GREGSON
---------------    Treasurer and a Director of           ---------------------
                   Phoenix Leasing Incorporated          (Andrew N. Gregson)
                   General Partner