Form 10QSB
period 2000-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 2000-11-14
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                For the quarterly period ended September 30, 2000

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

6,192,840 Units of Limited Partnership Interest were outstanding as of September 30, 2000.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2000           1999
                                                         ----           ----
ASSETS
Cash and cash equivalents                              $11,220        $ 7,732

Accounts receivable (net of allowance for losses on
   accounts receivable of $84 and $161 at September
   30, 2000 and December 31, 1999, respectively)           225             95

Notes receivable (net of allowance for losses on
   notes receivable of $11 and $409 at September 30,
   2000 and December 31, 1999, respectively)             1,144          2,060

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $126 and $2,371 at
   September 30, 2000 and December 31, 1999,
   respectively)                                          --                8

Net investment in financing leases (net of allowance
   for early terminations of $3 and $11 at September
   30, 2000 and December 31, 1999, respectively)           266          1,090

Capitalized acquisition fees (net of accumulated
   amortization of $10,881 and $10,811 at September
   30, 2000 and December 31, 1999, respectively)            50            120

Marketable securities                                      140             42

Other assets                                              --              101
                                                       -------        -------

     Total Assets                                      $13,045        $11,248
                                                       =======        =======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

   Accounts payable and accrued expenses               $   722        $   846
                                                       -------        -------

     Total Liabilities                                     722            846
                                                       -------        -------

Partners' Capital
   General Partner                                        --             --

   Limited  Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,192,840 units
     outstanding at September 30, 2000 and
     December 31, 1999                                  12,183         10,361

   Accumulated other comprehensive income                  140             41
                                                       -------        -------

     Total Partners' Capital                            12,323         10,402
                                                       -------        -------

Total Liabilities and Partners' Capital                $13,045        $11,248
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
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                            September 30,        September 30,
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
INCOME
   Rental income                          $    67   $   114   $   639   $   382
   Earned income, financing leases            (11)       65        80       285
   Gain on sale of equipment                   29        35       211        97
   Gain on sale of securities                 152       163       410       397
   Equity in earnings from joint
     ventures, net                           --          67         6       140
   Interest income, notes receivable          215       226       350       526
   Other income                               177        95       450       275
                                          -------   -------   -------   -------
     Total Income                             629       765     2,146     2,102
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                              --          19         8       145
   Amortization of acquisition fees            23        40        70       157
   Lease related operating expenses            37      --          57        16
   Management fees to General Partner          35        54       131       188
   Reimbursed administrative costs to
     General Partner                           46        27       162       142
   Provision for (recovery of) losses
     on receivables                            35      --        (359)       37
   Legal expense                               29        82       168       218
   General and administrative expenses         21        37        87       113
                                          -------   -------   -------   -------
     Total Expenses                           226       259       324     1,016
                                          -------   -------   -------   -------
NET INCOME                                    403       506     1,822     1,086

Other comprehensive income:
   Unrealized gains (losses) on
    securities:
     Unrealized holding gains (losses)
       arising during period                 (103)      332       508       185
     Less:  reclassification adjustment
            for gains included in net
            income                           (152)     (162)     (410)     (397)
                                          -------   -------   -------   -------
   Other comprehensive income                (255)      170        98      (212)
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   148   $   676   $ 1,920   $   874
                                          =======   =======   =======   =======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .06   $   .07   $   .29   $   .14
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $  --     $   .25   $  --     $   .75
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $  --     $    81   $  --     $   244
     Limited Partners                         403       425     1,822       842
                                          -------   -------   -------   -------
                                          $   403   $   506   $ 1,822   $ 1,086
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                              2000        1999
                                                              ----        ----
Operating Activities:
--------------------
   Net income                                               $  1,822   $  1,086

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                8        145
       Amortization of acquisition fees                           70        157
       Equity in earnings from joint ventures, net                (6)      (140)
       Gain on sale of equipment                                (211)       (97)
       Provision for early termination, financing leases           6       --
       Provision for (recovery of) losses on notes
         receivable                                             (325)        37
       Recovery of losses on accounts receivable                 (40)      --
       Gain on sale of securities                               (410)      (397)
       Decrease (increase) in accounts receivable                (90)        19
       Decrease in accounts payable and accrued expenses        (124)       (80)
       Decrease in other assets                                   39         27
                                                            --------   --------

Net cash provided by operating activities                        739        757
                                                            --------   --------

Investing Activities:
--------------------
   Principal payments, financing leases                          755      2,197
   Principal payments, notes receivable                        1,241      1,471
   Proceeds from sale of equipment                               274         98
   Proceeds from sale of securities                              410        397
   Distributions from joint ventures                              69        468
                                                            --------   --------

Net cash provided by investing activities                      2,749      4,631
                                                            --------   --------

Financing Activities:
--------------------
   Distributions to partners                                    --       (4,888)
                                                            --------   --------

Net cash used in financing activities                           --       (4,888)
                                                            --------   --------

Increase in cash and cash equivalents                          3,488        500

Cash and cash equivalents, beginning of period                 7,732      6,877
                                                            --------   --------

Cash and cash equivalents, end of period                    $ 11,220   $  7,377
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $1,155,000 of which $13,000 is considered to be impaired. The impaired loans of $13,000 are net of specific write-downs of $136,000. The Partnership has an allowance for losses of $11,000 as of September 30, 2000. The average recorded investment in impaired loans during the nine months ended September 30, 2000 and 1999 was approximately $116,000 and $394,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                      2000      1999
                                                      ----      ----
                                                   (Amounts in Thousands)

         Beginning balance                           $   409   $ 2,375
              Provision for (recovery of) losses        (325)       37
              Write downs                                (73)   (1,607)
                                                     -------   -------
         Ending balance                              $    11   $   805
                                                     =======   =======

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,192,840 for the nine months ended September 30, 2000 and 1999. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented as follows:

                                        September 30,   December 31,
                                            2000           1999
                                            ----           ----
                                           (Amounts in Thousands)

         Assets                            $  --           $177
         Liabilities                          --             35
         Partners' Capital                    --            142


                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                   2000        1999       2000       1999
                                   ----        ----       ----       ----
                                           (Amounts in Thousands)

         Revenue                   $ --        $ 71       $ 16       $404
         Expenses                    --           4          3         53
         Net Income                  --          67         13        351

         The remaining equipment joint venture was closed during the nine months ended September 30, 2000.

Financing Joint Venture
-----------------------

         The aggregate financial information of the financing joint venture is presented as follows:

                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                   2000        1999       2000       1999
                                   ----        ----       ----       ----
                                           (Amounts in Thousands)

         Revenue                   $ --        $  7       $ --       $  2
         Expenses                    --         --          --        155
         Net (Income) Loss           --           7         --       (153)

         The remaining financing joint venture was closed during the third quarter of 1999.

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                   2000        1999       2000       1999
                                   ----        ----       ----       ----
                                           (Amounts in Thousands)

         Revenue                   $ --        $122       $ --       $245
         Expenses                    --          27         --        187
         Net Income                  --          95         --         58

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants will respond to the first request for production on November 22, 2000.

         The Companies intend to vigorously defend the Consolidated Action.

         During the nine months ended September 30, 2000 and 1999, the Partnership recorded legal expenses of approximately $0 and $101,000, respectively, in connection with the above litigation as indemnification to the General Partner.

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

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the "Partnership"), reported net income of $403,000 and $1,822,000 during the three and nine months ended September 30, 2000, respectively, as compared to net income of $506,000 and $1,086,000 during the three and nine months ended September 30, 1999, respectively. The increase in net income for the nine months ended September 30, 2000, compared to the same period in 1999, is a result of an increase in rental income and a recovery of provision on losses on notes receivable, offset by decreases in earned income from financing leases and interest income from notes receivable.

         Total income increased $44,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. Rental income increased by $257,000 for the nine months ended September 30, 2000, compared to the same period in 1999. The increase in rental income is due to settlements related to rental activity being recognized as income in the nine months ended September 30, 2000; however, this was offset by a decrease in the Partnership's equipment portfolio. The Partnership owned equipment with an aggregate original cost of $2 million at September 30, 2000, as compared to $12 million at September 30, 1999. Total income decreased $136,000 for the three months ended September 30, 2000, as compared to the same period in 1999. This decrease was due to the fact that no settlements related to rental activity were recognized during the quarter ended September 30, 2000.

         The above increases in income were offset by decreases in earned income from financing leases and interest income from notes receivable. The decrease in earned income from financing leases of $76,000 and $205,000 for the three and nine months ended September 30, 2000, respectively, compared to the same period in the prior year, is due to a decrease in the net investment in financing leases. The net investment in financing leases was $266,000 at September 30, 2000, as compared to $1 million at September 30, 1999. The investment in financing leases, as well as earned income from financing leases, will decrease over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting.

         Interest income from notes receivable decreased by $11,000 and $176,000 for the three and nine months ended September 30, 2000, respectively, compared to the same period in 1999. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable, which was partially offset by the receipt of an early payoff of a note receivable. At September 30, 2000, the net investment in notes receivable was $1,144,000, compared to $2,510,000 at September 30, 1999.

         Total expenses decreased by $33,000 and $692,000 during the three and nine months ended September 30, 2000, respectively, as compared to the same period in 1999. The decrease in total expenses for the three and nine months ended September 30, 2000, compared to the same period in the previous year, is a result of a change in the estimated allowances for losses on receivables of $35,000 and $396,000 as well as a decrease in nearly all of the items comprising total expenses, with depreciation expense contributing the next largest decrease. These decreases are the result of the continued decrease in the size of the equipment portfolio. Depreciation expense decreased $19,000 and $137,000 during the three and nine months ended September 30, 2000, respectively, compared to 1999. This decrease is due to a decline in the amount of depreciable equipment owned by the Partnership, as well as, an increasing portion of the equipment owned by the Partnership becoming fully depreciated.

Liquidity and Capital Resources

     The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore, it is expected that the cash generated from operations will also decline. The General Partner is continuing its efforts in marketing these assets for sale.

         The Partnership reported net cash generated by equipment leasing and financing activities of $2,735,000 and $4,425,000 during the nine months ended September 30, 2000 and 1999, respectively. The net decrease in cash generated is due to a decrease in payments on financing leases and notes receivable.

         The Partnership received cash distributions from joint ventures of $69,000 during the nine months ended September 30, 2000, as compared to cash distributions of $468,000 during the same period in 1999. The decrease in distributions from joint ventures is attributable to one joint venture closing during the third quarter of 1999 and the other joint venture closing during the first quarter of 2000.

         Proceeds from the sale of equipment increased as a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with a book value of $64,000 for the nine months ended September 30, 2000, compared to $17,000 for the same period in 1999.

         As of September 30, 2000, the Partnership owned equipment held for lease with an original purchase price of $297,000 and a net book value of $0, compared to $4 million and $16,000, respectively, at September 30, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The total cash distributed to partners for the nine months ended September 30, 2000 was $0, as compared to $4,888,000 for the same period in 1999. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 and $4,644,000 in distributions during the nine months ended September 30, 2000 and 1999, respectively. The cumulative distributions to the Limited Partners are $122,934,000 and $121,945,000 as of September 30, 2000 and 1999, respectively.
The General Partner received $0 and $244,000 for its share of the cash available for distribution during the nine months ended September 30, 2000 and 1999, respectively. The Partnership is not planning to make distributions in 2000, compared to the 1999 distribution rate of 5%.

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

                               September 30, 2000

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants will respond to the first request for production on November 22, 2000.

         The Companies intend to vigorously defend the Consolidated Action.

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                      ------------------------------------------
                                                      (Registrant)

    Date                    Title                              Signature
    ----                    -----                              ---------


November 13, 2000  Executive Vice President,             /S/ GARY W. MARTINEZ
-----------------  Chief Operating Officer               --------------------
                   and a Director of                     (Gary W. Martinez)
                   Phoenix Leasing Incorporated
                   General Partner


November 13, 2000  Vice President, Finance,              /S/ ANDREW N. GREGSON
-----------------  Treasurer and a Director of           ---------------------
                   Phoenix Leasing Incorporated          (Andrew N. Gregson)
                   General Partner