Form 10KSB
period 2000-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 2001-03-22
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----  ACT OF 1934

 For the fiscal year ended December 31, 2000      Commission File Number 0-18278


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

The Registrant's revenue for its most recent fiscal year was $2,648,000.

As of December 31, 2000, 6,192,840 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         2000 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.       Business...................................................     3
Item 2.       Properties.................................................     4
Item 3.       Legal Proceedings..........................................     4
Item 4.       Submission of Matters to a Vote of Security Holders........     4


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
                Security Holder Matters..................................     5
Item 6.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................     6
Item 7.       Financial Statements.......................................     8
Item 8.       Disagreements on Accounting and Financial Disclosure
                Matters..................................................    22


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........    22
Item 10.      Executive Compensation.....................................    23
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management...............................................    24
Item 12.      Certain Relationships and Related Transactions.............    24


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K..............................................    24


Signatures...............................................................    25

                                     PART I

Item 1.       Business.
              --------

General Development of Business.

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the Partnership), was organized on August 22, 1989. The Partnership was registered with the Securities and Exchange Commission with an effective date of December 27, 1989 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership was scheduled to terminate on December 31, 2000 and is anticipated to close in the near term. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

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

Narrative Description of Business.

Equipment Leasing and Financing Operations
------------------------------------------

         From the initial formation of the Partnership through December 31, 2000, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $273,825,000. The average initial firm term of contractual payments from equipment subject to lease was 43.43 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.71%. The average initial term of contractual payments from loans was 61.21 months.

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

         During the Partnership offering, the Partnership acquired significant amounts of equipment or assets and provided financing with the net offering proceeds. In addition, the Partnership has acquired equipment through the use of debt financing. The ratio of the outstanding debt to net capital contributions less any investment in Leveraged Joint Ventures at the end of the Partnership's offering period will not exceed one-to-one. The cash flow generated by such investments in equipment leases or financing transactions has been used to provide for debt service, to provide cash distributions to the Partners and the remainder was reinvested in capital equipment or other assets.

         The Partnership has acquired and leased equipment pursuant to either "Operating" leases or "Financing" leases. The Partnership has also provided financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 2000, together with information concerning the uses of assets is set forth in Item 2.


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

         As of December 31, 2000, the Partnership has outstanding loans to borrowers with an aggregate original cost of $73,000. The following table summarizes the type of equipment financed by the Partnership at December 31, 2000.

                                                              Percentage of
         Asset Types                  Purchase Price(1)       Total Assets
-----------------------------      ----------------------     ------------
                                   (Amounts in Thousands)

Financing of Other Businesses            $       73                100%
                                         ----------                ---

TOTAL                                    $       73                100%
                                         ==========                ===


Item 3.       Legal Proceedings.
              -----------------

         The Registrant is not a direct party to any pending legal proceedings which would have a material adverse impact on its financial position.


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

         (b)  Approximate Number of Equity Security Investments:

                                                       Number of Unit Holders
                     Title of Class                   as of December 31, 2000
              ----------------------------            -----------------------

              Limited Partners                                    7,733
              General Partner                                         1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV (the Partnership) reported net income of $1,744,000 for the year ended December 31, 2000, as compared to $2,292,000 during 1999. The decline in net income during 2000, as compared to 1999, is due primarily to a decrease in revenues generated from leasing activities.

         The decrease in total income of $274,000 for the year ended December 31, 2000, as compared to 1999, is primarily the result of a decrease in earned income from financing leases of $259,000, interest income from notes receivable of $299,000 and gain on sale of securities of $96,000. These declines in income were in part offset by an increase in rental income of $107,000, gain on sale of equipment of $66,000, earnings from joint ventures of $207,000 and other income of $414,000.

         The decrease in earned income from financing leases of $259,000 for the year ended December 31, 2000, as compared to prior year, is due to a decrease in the Partnership's net investment in financing leases to $0 at December 31, 2000 from $1.1 million at December 31, 1999. The investment in financing leases, as well as earned income from financing leases, decreases over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting.

         Interest income from notes receivable decreased by $299,000 for the year ended December 31, 2000, compared to 1999. The decrease in interest income from notes receivable, for the year ended December 31, 2000, compared to 1999, is attributable to the decline in net investment in notes receivable, which was partially offset by the receipt of an early payoff of a note receivable. The investment in notes receivable was $0 at December 31, 2000, compared to $2 million at December 31, 1999.

         The Partnership reported a gain on sale of securities of $524,000 for the year ended December 31, 2000, compared to $620,000 in 1999. The securities sold for both 2000 and 1999 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $524,000 and $620,000 from the sale of these securities during the year ended December 31, 2000 and 1999, respectively.

         The increase in rental income is due to settlements related to rental activity being recognized as income in the year ended December 31, 2000; however, this was offset by a decrease in the Partnership's equipment portfolio. As of December 31, 2000, the Partnership owned equipment with an aggregate original cost of $0 compared to $10 million at December 31, 1999.

         Total expenses increased by $274,000 during year ended December 31, 2000, as compared to 1999. The increase in total expenses is a result of a recovery of the provision for losses on receivables of $549,000 in the year ended December 31, 1999. This recovery is due primarily to a change in estimate of the provision for early termination of financing leases. This increase was partially offset by a decrease in nearly all of the other items comprising expenses, with depreciation expense contributing the largest decrease. These decreases are the result of the continued decrease in the size of the equipment portfolio. Depreciation expense decreased $166,000 during 2000, compared to 1999. The Partnership has sold all of its remaining equipment as of December 31, 2000.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.


Liquidity and Capital Resources

              The Partnership reported net cash generated by equipment leasing and financing activities of $3,401,000 during 2000, as compared to $5,581,000 during 1999. The decrease in the net cash generated during 2000 is due to a decrease in payments on financing leases offset by a slight increase in payments from notes receivable and rental income.

         The Partnership received cash distributions from joint ventures of $69,000 during 2000, as compared to cash distributions of $477,000 during 1999. The decrease in distributions from joint ventures is attributable to one joint venture closing during the third quarter of 1999 and the another joint venture closing during the first quarter of 2000.

         Proceeds from the sale of equipment increased by $319,000, as a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with a book value of $252,000 for the year ended December 31, 2000, compared to $12,000 for the same period in 1999.

         As of December 31, 2000, the Partnership owned equipment being held for lease with an original cost of $0 and a net book value of $0, as compared to equipment with an original cost of $3,432,000 and a net book value of $8,000 at December 31, 1999. The Partnership has sold all of its remaining equipment as of December 31, 2000.

         The total cash distributed to partners during 2000 was $11,000,000, as compared to $5,958,000 during 1999. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $10,476,000 and $5,632,000 during 2000 and 1999, respectively. The cumulative cash distributions to limited partners was $133,410,000 at December 31, 2000, as compared to $122,934,000 at December 31, 1999. The General Partner received $524,000 and $326,000 for its share of the cash available for distribution during 2000 and 1999, respectively. The Partnership is planning to make a final distribution in 2001.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                   ------------------------------------------
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------

                          YEAR ENDED DECEMBER 31, 2000
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership:

We have audited the accompanying balance sheet of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership as of December 31, 2000 and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund IV, a California limited partnership as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 26, 2001

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)


                                                               December 31, 2000
                                                               -----------------
ASSETS

Cash and cash equivalents                                           $1,180
                                                                    ------

     Total Assets                                                   $1,180
                                                                    ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                            $   75
                                                                    ------

     Total Liabilities                                                  75
                                                                    ------

Partners' Capital:

   General Partner                                                    --

   Limited Partners, 6,500,000 units authorized, 6,492,727
     units issued, 6,192,840 units outstanding                       1,105
                                                                    ------

     Total Partners' Capital                                         1,105
                                                                    ------

     Total Liabilities and Partners' Capital                        $1,180
                                                                    ======


        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                         2000      1999
                                                         ----      ----
INCOME

   Rental income                                       $   731   $   624
   Earned income, financing leases                          83       342
   Gain on sale of equipment                               201       135
   Gain on sale of securities                              524       620
   Interest income, notes receivable                       315       614
   Equity in earnings from joint ventures, net               6       213
   Interest income                                         640       369
   Other income                                            148         5
                                                       -------   -------

     Total Income                                        2,648     2,922
                                                       -------   -------

EXPENSES

   Depreciation                                              7       173
   Amortization of acquisition fees                        120       196
   Lease related operating expenses                         67        23
   Management fees to General Partner                      175       244
   Reimbursed administrative costs to General
     Partner                                               200       208
   Provision for (recovery of) losses on
     leases and loans                                       70      (549)
   Legal expenses                                          147       188
   General and administrative expenses                     118       147
                                                       -------   -------

     Total Expenses                                        904       630
                                                       -------   -------

NET INCOME                                               1,744     2,292

Other comprehensive loss:
   Unrealized gains on securities:
     Unrealized holding gains arising during period        483       279
     Less:  reclassification adjustment for gains
            included in net income                        (524)     (620)
                                                       -------   -------

Other comprehensive loss                                   (41)     (341)
                                                       -------   -------

COMPREHENSIVE INCOME                                   $ 1,703   $ 1,951
                                                       =======   =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                $   .20   $   .32
                                                       =======   =======

ALLOCATION OF NET INCOME:
   General Partner                                     $   524   $   326
   Limited Partners                                      1,220     1,966
                                                       -------   -------

                                                       $ 1,744   $ 2,292
                                                       =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                                                                 Accumulated
                                               General                              Other
                                              Partner's     Limited Partners'    Comprehensive  Total
                                                Amount      Units      Amount      Income       Amount
                                              ---------     -----------------    -------------  ------

Balance, December 31, 1998                    $    --     6,192,840  $  14,027   $     382   $  14,409

Distributions to partners ($.91 per limited
   partnership unit)                               (326)       --       (5,632)       --        (5,958)

Net income                                          326        --        1,966        --         2,292

Other comprehensive loss                           --          --         --          (341)       (341)
                                              ---------   ---------  ---------   ---------   ---------

Balance, December 31, 1999                         --     6,192,840     10,361          41      10,402

Distributions to partners ($1.69 per limited
   partnership unit)                               (524)       --      (10,476)       --       (11,000)

Net income                                          524        --        1,220        --         1,744

Other comprehensive loss                           --          --         --           (41)        (41)
                                              ---------   ---------  ---------   ---------   ---------

Balance, December 31, 2000                    $    --     6,192,840  $   1,105   $    --     $   1,105
                                              =========   =========  =========   =========   =========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                        2000        1999
                                                        ----        ----
Operating Activities:
--------------------

   Net income                                         $  1,744   $  2,292

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                          7        173
       Amortization of acquisition fees                    120        196
       Gain on sale of equipment                          (201)      (135)
       Gain on sale of securities                         (524)      (620)
       Equity in earnings from joint ventures, net          (6)      (213)
       Provision for (recovery of) early termination,
         financing leases                                   51       (586)
       Provision for (recovery of) losses on notes
         receivable                                        (21)        37
       Provision for losses on accounts receivable          40       --
       Decrease in accounts receivable                      55         10
       Decrease in other assets                             39         29
       Decrease in accounts payable and accrued
         expenses                                         (771)      (227)
                                                      --------   --------

Net cash provided by operating activities                  533        956
                                                      --------   --------

Investing Activities:
--------------------

   Principal payments, financing leases                    787      2,704
   Principal payments, notes receivable                  2,081      1,921
   Proceeds from sale of equipment                         454        135
   Proceeds from sale of securities                        524        620
   Distributions from joint ventures                        69        477
                                                      --------   --------

Net cash provided by investing activities                3,915      5,857
                                                      --------   --------

Financing Activities:
--------------------

   Distributions to partners                           (11,000)    (5,958)
                                                      --------   --------

Net cash used in financing activities                  (11,000)    (5,958)
                                                      --------   --------

Increase (decrease) in cash and cash equivalents        (6,552)       855

Cash and cash equivalents, beginning of period           7,732      6,877
                                                      --------   --------

Cash and cash equivalents, end of period              $  1,180   $  7,732
                                                      ========   ========


        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


Note 1.       Organization and Partnership Matters.
              ------------------------------------

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the Partnership), was formed on July 14, 1989, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis and provide financing to emerging growth companies and cable television system operators. The Partnership met its minimum investment requirements on January 12, 1990. The Partnership's scheduled termination date was December 31, 2000. The Partnership is anticipated to close in the near term.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of reducing the risks of financing or acquiring certain capital equipment leased to third parties (see Note 5).

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

         The General Partner was compensated for services performed in connection with the analysis of assets available to the Partnership, the selection of such assets and the acquisition thereof, including obtaining lessees for the equipment, negotiating and concluding master lease agreements with certain lessees. As compensation for such acquisition services, the General Partner received a fee equal to four percent, subject to certain limitations, of
(a) the purchase price of equipment acquired by the Partnership or equipment leased by manufacturers, the financing for which is provided by the Partnership, or (b) financing provided to businesses such as cable operators, emerging growth companies, or other businesses, payable upon such acquisition or financing, as the case may be. Acquisition fees are amortized over the life of the assets principally on a straight-line basis.

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provided day to day management services in connection with the operation of Phoenix Westcom Cablevision (the Subsidiary). The Subsidiary paid a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the Subsidiary level were not subject to management fees at the Partnership level.

         A schedule of compensation due and related distributions made to the General Partner for the years ended December 31, follows:

                                                           2000            1999
                                                           ----            ----
                                                          (Amounts in Thousands)

        Management fees                                    $175            $244
        Cash distributions                                  524             326
                                                           ----            ----

         Total                                             $699            $570
                                                           ====            ====

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


Note 2.       Summary of Significant Accounting Policies.
              ------------------------------------------

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

       Impaired Notes Receivable. Notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest has been reduced to zero, the remaining payments will be applied to interest income. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's original effective interest rate. Alternatively, impairment is measured based on the note's observable market price or the fair value of the collateral if the note is collateral-dependent. When the measure of the impaired note is less than the recorded investment in the note, the impairment is recorded through a valuation allowance, which is included in the provision for losses on leases and loans.

       Allowance for Lease Losses. An allowance for losses on finance leases is established through provisions for losses charged against income. The loss is measured when it becomes probable that the Company will not recover its net investment in the finance lease. The loss is estimated as the net investment in a finance lease that will not be recovered through the remaining payments from the lease, including the value of equipment on lease. Finance leases deemed to be uncollectable are charged against the allowance for lease losses, and subsequent recoveries, if any, are credited to the allowance.

       Leasing Operations. The Partnership's leasing operations consisted of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment. The Partnership reviews its estimates of residual value at least annually. If a decline in value has occurred which is other than temporary, a reduction in the investment is recognized currently.

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

       Investment in Available-for-Sale Securities. The Partnership had investments in stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities were stated at their fair market value, with unrealized gains and losses reported as other comprehensive income.

         Reclassification. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

       Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Comprehensive Income. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.


Note 3.       Notes Receivable.
              ----------------

         At December 31, 2000, the recorded investment in notes that are considered to be impaired was $0, net of specific write-downs of $32,000. The average recorded investment in impaired loans during the year ended December 31, 2000 and 1999 was $87,000 and $343,000, respectively. The Partnership recognized $188,000 and $24,000 of interest income on impaired notes receivable during the years ended December 31, 2000 and 1999, respectively.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                            2000          1999
                                                            ----          ----
                                                          (Amounts in Thousands)

         Beginning balance                               $   409       $ 2,375
           Provision for (recovery of) losses                (21)           37
           Write downs                                      (388)       (2,003)
                                                          -------       -------
         Ending balance                                  $  --         $   409
                                                          =======       =======


Note 4.       Equipment on Operating Leases and Investment in Financing Leases.
              ----------------------------------------------------------------

         Equipment on lease consisted primarily of computer peripheral, small computers and other capital equipment.

         The Partnership's operating leases were for initial lease terms of approximately 24 to 48 months. During the remaining terms of existing operating leases, the Partnership would not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

         The Partnership had entered into direct lease arrangements with businesses in different industries located throughout the United States. Generally, it was the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administered the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.


Note 5.       Investment in Joint Ventures.
              ----------------------------

Equipment Joint Venture.
-----------------------

         On August 1, 1994, the Partnership entered into an agreement along with two other affiliated partnerships to contribute certain leased assets and notes receivable (the "Assets") to Phoenix Acceptance Limited Liability Company, a Delaware limited liability company (the "Equipment Joint Venture") in exchange for a 44.97% equity interest in the Equipment Joint Venture. The interest received in the Equipment Joint Venture was accounted for at the historical cost basis of the Assets transferred. The Partnership has accounted for its net investment in this Equipment Joint Venture using the equity method of accounting. The Equipment Joint Venture was organized to hold title to the Assets and subsequently transfer such Assets to a trust for the purpose of the trust issuing two classes of lease backed certificates to third parties in exchange for cash proceeds. The transaction between the Equipment Joint Venture and the trust has been accounted for as a financing arrangement. The Equipment Joint Venture retains a residual interest in the Assets transferred through the ownership of a third class of subordinated trust certificates. The lease backed certificates are recourse only to the assets used to collateralize the obligation.

         The net carrying value of such Assets contributed by the Partnership to the Equipment Joint Venture was approximately $11.2 million and the total carrying value of all of the Assets contributed by all three partnerships approximated $24.7 million. The net proceeds from the issuance of the lease backed certificates are being distributed back to the partnerships who contributed to the Equipment Joint Venture. On August 5, 1994, the Equipment Joint Venture received proceeds from the issuance of the 7.10% Class A lease backed certificates in the principal amount of $18.5 million. On August 12, 1994, the Joint Venture received proceeds from the issuance of the 8.25% Class B lease backed certificates in the principal amount of $5.3 million. The lease backed certificates were paid in full in November 1996.

         An analysis of the Partnership's investment in the Equipment Joint Venture is as follows:


                                                                         Net
                 Net Investment                                       Investment
                  at Beginning                Equity in                at End
Date               of Period    Contributions Earnings  Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)


Year Ended
  December 31, 1999  $ 30            $ -         $231        $198        $ 63
                     ====            ====        ====        ====        ====

Year Ended
  December 31, 2000  $ 63            $ -         $  6        $ 69        $ -
                     ====            ====        ====        ====        ====

         The aggregate financial information of the Equipment Joint Venture is presented as follows:

                                                For the Years Ended December 31,
                                                    2000               1999
                                                    ----               ----
                                                    (Amounts in Thousands)

         Revenue                                    $ 16              $586
         Expenses                                      3                72
         Net Income                                   13               514

         The remaining Equipment Joint Venture was closed during the first quarter of 2000.

         The General Partner earned a management fee of 3.5% of the Partnership's respective interest in gross revenues of the Equipment Joint
Venture. Cash proceeds subject to a management fee at the Equipment Joint Venture level were not subject to management fees at the Partnership level.

Financing Joint Venture.
-----------------------

         The Partnership owned a 25% interest in Phoenix Joint Venture 1994-2, a Financing Joint Venture. This Financing Joint Venture was closed during 1999. This investment was accounted for using the equity method of accounting. The other partners of the venture were entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:


                                                                         Net
                 Net Investment               Equity in               Investment
                  at Beginning                Earnings                 at End
Date               of Period    Contributions (Losses)  Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)


Year Ended
  December 31, 1999   $ 99           $ -         $(39)        $ 60        $ -
                      ====           ====        ====         ====        ====

         The aggregate financial information of the Financing Joint Venture is presented as follows:

                                             For the Years Ended December 31,
                                                 2000            1999
                                                 ----            ----
                                                (Amounts in Thousands)

         Revenue                                 $ --            $   2
         Expenses                                  --              155
         Net Loss                                  --             (153)

         The General Partner earned a management fee of 3.5% of the Partnership's respective interest in gross payments received for the Financing Joint Venture. Revenues subject to a management fee at the Financing Joint Venture level were not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Ventures.
---------------------------------------

         The Partnership owned interests in Foreclosed Cable Systems Joint Ventures along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon nonperforming outstanding notes receivable to cable television operators to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivable were exchanged for interests (their capital contribution), on a pro rata basis, in newly formed Foreclosed Cable Systems Joint Ventures owned by the partnerships and managed by the General Partner. Title to the cable television systems was held by the joint ventures. These investments were accounted for using the equity method of accounting.

                                                                         Net
                 Net Investment                                       Investment
                  at Beginning                Equity in                at End
Date               of Period    Contributions Earnings  Distributions of Period
----             -------------- ------------- --------- ------------- ---------
                                      (Amounts in Thousands)



Year Ended
  December 31, 1999   $198          $ -         $ 21        $219         $ -
                      ====          ====        ====        ====         ====

         The aggregate combined financial information of the Foreclosed Cable Systems Joint Ventures is presented as follows:

                                              For the Years Ended December 31,
                                                   2000            1999
                                                   ----            ----
                                                  (Amounts in Thousands)

         Revenue                                   $ --            $245
         Expenses                                    --             187
         Net Income                                  --              58

         The remaining Foreclosed Cable System Joint Ventures were closed during the year ended December 31, 1999.

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provided day to day management services in connection with the operation of the Foreclosed Cable Systems Joint Ventures. The Foreclosed Cable Systems Joint Ventures paid a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the Foreclosed Cable System Joint Venture level were not subject to management fees at the Partnership level.

Note 6.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                  2000
                                                                  ----
                                                          (Amounts in Thousands)

         General Partner and affiliates                            $12
         Other                                                      63
                                                                   ---

                                                                   $75
                                                                   ===


Note 7.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31, 2000:

                         Reported Amounts       Tax Basis       Net Difference
                         ----------------       ---------       --------------
                                         (Amounts in Thousands)

         Assets              $1,180              $1,180             $  -
         Liabilities             75                  73                 2


Note 8.       Related Entities.
              ----------------

         The General Partner and affiliates serve in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

Note 9.       Reimbursed Costs to the General Partner.
              ---------------------------------------

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

         The reimbursed administrative costs to the General Partner were $200,000 and $208,000 for the years ended December 31, 2000 and 1999, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 2000 and 1999 were $56,000 and $31,000 respectively.


Note 10.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 6,192,840 for the years ended December 31, 2000 and 1999. For the purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 11.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair values.


Note 12.      Legal Proceedings.
              -----------------

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of Cash Distribution Fund V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

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

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants responded to the first request for production on November 27, 2000.

         The Companies intend to vigorously defend the Consolidated Action.

         During the year ended December 31, 2000 and 1999, the Partnership recorded legal expenses of approximately $0 and $20,000, respectively, in connection with the above litigation as indemnification to the General Partner.

Note 13.      New Accounting Pronouncements.
              -----------------------------

         Statement of Financial Accounting Standards No. 133, as amended by SFAS 138, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. The Partnership currently has warrants to purchase marketable and non-marketable equities covered by this statement. The Partnership has quantified the impact of adopting SFAS 133 on its financial statements and based on the value of such warrants as of December 31, 2000, derivative assets of approximately $0 would be recognized as a gain in the statement of operations with an offsetting amount as a reduction in accumulated other comprehensive income. Future changes in value will be recognized in the statement of operations with the offset to the derivative asset on the balance sheet.

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

         GUS CONSTANTIN, age 63, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 50, is Executive Vice President, Chief Operating Officer and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         ANDREW N. GREGSON, age 28, is Vice President, Chief Financial Officer and a Director of PLI. He has been associated with PLI since 1998. Mr. Gregson oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Gregson graduated with a B.A. in Physics and Economics from Amherst College.

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

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. and
              Phoenix Income Fund, L.P.

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 2000, all such required reports were filed on a timely basis.

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of Cash Distribution Fund V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

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

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants responded to the first request for production on November 27, 2000.

         The Companies intend to vigorously defend the Consolidated Action.


Item 10. Executive Compensation.

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner and its affiliate.

        (A)                (B)                                 (C)                               (D)

                                                         Cash and cash-                    Aggregate of
Name of Individual    Capacities in                      equivalent forms                  contingent forms
or persons in group   which served                       of remuneration                   of remuneration
-------------------   -------------        -------------------------------------------     ----------------
                                                  (C1)                        (C2)
                                                                    Securities or property
                                      Salaries, fees, directors'    insurance benefits or
                                      fees, commissions, and        reimbursement, personal
                                      bonuses                       benefits
                                      -------------------------     -----------------------
                                                    (Amounts in Thousands)
Phoenix Leasing
  Incorporated        General Partner         $   175                     $   0               $   0
                                              =======                     =====               =====


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


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.

                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 2000                        10
              Statements of Operations and Comprehensive Income
                for the Years Ended December 31, 2000 and 1999             11
              Statements of Partners' Capital for the Years
                Ended December 31, 2000 and 1999                           12
              Statements of Cash Flows for the Years Ended
                December 31, 2000 and 1999                                 13
              Notes to Financial Statements                           14 - 21

         All other schedules are omitted because they are not applicable, or required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 2000.

(c)      21.  Additional Exhibits.

              a) Balance Sheets of Phoenix Leasing Incorporated    E 21  1-15

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

                                     PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                           A CALIFORNIA LIMITED PARTNERSHIP
                                                      (Registrant)

                                     BY:      PHOENIX LEASING INCORPORATED,
                                              A CALIFORNIA CORPORATION
                                              GENERAL PARTNER

         Date:  March 22, 2001       By:      /S/  GUS CONSTANTIN
                --------------                --------------------------
                                              Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                               Date
     ---------                  -----                               ----


/S/ GUS CONSTANTIN       President, Chief Executive Officer     March 22, 2001
-----------------------  and a Director of                      --------------
(Gus Constantin)         Phoenix Leasing Incorporated


/S/ GARY W. MARTINEZ     Executive Vice President,              March 22, 2001
-----------------------  Chief Operating Officer                --------------
(Gary W. Martinez)       and a Director of
                         Phoenix Leasing Incorporated



/S/ ANDREW N. GREGSON    Vice President, Chief Financial        March 22, 2001
----------------------   Officer and a Director of              --------------
(Andrew N. Gregson)      Phoenix Leasing Incorporated