Form 10QSB
period 2001-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND IV
filed 2001-05-14
CIK 853571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934

                  For the quarterly period ended March 31, 2001

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

6,192,840 Units of Limited Partnership Interest were outstanding as of March 31, 2001.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)


                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
ASSETS

Cash and cash equivalents                                 $1,227       $1,180
                                                          ------       ------


     Total Assets                                         $1,227       $1,180
                                                          ======       ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                  $   86       $   75
                                                          ------       ------

     Total Liabilities                                        86           75
                                                          ------       ------

Partners' Capital

   General Partner                                           --           --

   Limited Partners, 6,500,000 units authorized,
     6,492,727 units issued, 6,192,840 units
     outstanding at March 31, 2001 and December 31,
     2000                                                  1,141        1,105
                                                          ------       ------

     Total Partners' Capital                               1,141        1,105
                                                          ------       ------

Total Liabilities and Partners' Capital                   $1,227       $1,180
                                                          ======       ======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                                             Three Months Ended
                                                                   March 31,
                                                               2001       2000
                                                               ----       ----
INCOME
   Rental income                                              $  --     $   218
   Gain on sale of securities                                    --         155
   Earned income, financing leases                               --          63
   Interest income, notes receivable                                2        79
   Equity in earnings from joint ventures, net                   --           6
   Other income                                                    56       124
                                                              -------   -------
     Total Income                                                  58       645
                                                              -------   -------

EXPENSES
   Depreciation                                                  --           7
   Amortization of acquisition fees                              --          26
   Lease related operating expenses                                 1         7
   Management fees to General Partner                            --          41
   Reimbursed administrative costs to General Partner               7        67
   Recovery of losses on leases and loans                        --        (375)
   Legal expense                                                    2       119
   General and administrative expenses                             12        29
                                                              -------   -------
     Total Expenses                                                22       (79)
                                                              -------   -------

NET INCOME                                                         36       724

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period              --         504
     Less: reclassification adjustment for gains
           included in net income                                --        (155)
                                                              -------   -------

Other comprehensive income                                       --         349
                                                              -------   -------
COMPREHENSIVE INCOME                                          $    36   $ 1,073
                                                              =======   =======

NET INCOME PER LIMITED PARTNERSHIP UNIT                       $   .01   $   .12
                                                              =======   =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                    $  --     $  --
                                                              =======   =======

ALLOCATION OF NET INCOME:
     General Partner                                          $  --     $  --
     Limited Partners                                              36       724
                                                              -------   -------
                                                              $    36   $   724
                                                              ======    =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                                2001      2000
                                                                ----      ----
Operating Activities:
--------------------

   Net income                                                  $    36  $   724

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                               --          7
       Amortization of acquisition fees                           --         26
       Equity in earnings from joint ventures, net                --         (6)
       Gain on sale of securities                                 --       (155)
       Gain on sale of equipment                                  --        (37)
       Provision for early termination, financing leases          --          1
       Recovery of losses on notes receivable                     --       (376)
       Decrease in accounts receivable                            --         13
       Increase (decrease) in accounts payable and
         accrued expenses                                           11     (101)
       Decrease in other assets                                   --         39
                                                               -------  -------

Net cash provided by operating activities                           47      135
                                                               -------  -------

Investing Activities:
--------------------
   Principal payments, financing leases                           --        335
   Principal payments, notes receivable                           --        300
   Proceeds from sale of equipment                                --         38
   Proceeds from sale of securities                               --        155
   Distributions from joint ventures                              --         69
                                                               -------  -------

Net cash provided by investing activities                         --        897
                                                               -------  -------

Increase in cash and cash equivalents                               47    1,032

Cash and cash equivalents, beginning of period                   1,180    7,732
                                                               -------  -------

Cash and cash equivalents, end of period                       $ 1,227  $ 8,764
                                                               =======  =======

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases to operating leases       $  --    $    13

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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 2000 amounts have been reclassified to conform to the 2001 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Accounts Receivable.
         -------------------

         The activity in the allowance for losses on accounts receivable during the three months ended March 31, is as follows:

                                                    2001          2000
                                                    ----          ----
                                                  (Amounts in Thousands)

         Beginning balance                          $ -           $ 161
              Provision for losses                    -              -
              Write downs                             -             (12)
                                                    -----         -----
         Ending balance                             $ -           $ 149
                                                    =====         =====

Note 5.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 2001 and December 31, 2000, the recorded investment in notes that are considered to be impaired was $0, net of specific write-downs of $32,000. The average recorded investment in impaired loans during the months ended March 31, 2001 and 2000 was $0 and $176,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                    2001          2000
                                                    ----          ----
                                                  (Amounts in Thousands)

         Beginning balance                          $ -           $ 409
              Recovery of losses                                   (376)
              Write downs                             -             -
                                                    -----         -----
         Ending balance                             $ -           $  33
                                                    =====         =====

Note 6.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         -----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 6,192,840 for the three months ended March 31, 2001 and 2000. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 7.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the Equipment Joint Venture is presented as follows:

                                                   Three Months Ended
                                                        March 31,
                                                    2001          2000
                                                    ----          ----
                                                  (Amounts in Thousands)

         Revenue                                    $ -           $  16
         Expenses                                     -               3
         Net Income                                   -              13

         The remaining equipment joint venture was closed during the first quarter of 2000.

Note 8.  Legal Proceedings.
         -----------------

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The Companies recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of the Companies.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. The Companies have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. The parties continue to engage in discovery, including document production, interrogatories, requests for admission and depositions, in the Consolidated Action. The court recently set a trial date of October 19, 2001.

         The Companies intend to vigorously defend the Consolidated Action.

         The Partnership is not a direct party to any legal proceedings which would have a material adverse impact on its financial position.

Note 9.  New Accounting Pronouncements.
         -----------------------------

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. The Partnership currently has warrants to purchase non-marketable equities covered by this statement. The Partnership previously carried these warrants at fair value on the balance sheet and changes in fair value were reported as a component of other comprehensive income on the Statement of Partners' Capital. With the adoption of SFAS 133, these warrants are carried at fair value on the balance sheet and changes in fair value are reported as part of other income on the Statement of Operations. The effect of the change was not material.

                     PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund IV, a California limited partnership (the "Partnership"), reported net income of $36,000 and $724,000 during the three months ended March 31, 2001 and 2000, respectively. The decline in net income for the three months ended March 31, 2001, compared to the same period in 2000, is due primarily to a decrease in revenues generated from leasing activities and winding down of operations as the Partnership nears closing.

         The decrease in total income of $587,000 for the three months ended March 31, 2001, as compared to the same period in 2000 is primarily the result of a decrease in rental income of $218,000, gain on sale of securities of $155,000, interest income from notes receivable of $77,000 and earned income from financing leases of $63,000.

         Rental income decreased by $218,000 for the three months ended March 31, 2001, compared to the same period in 2000. The decrease in rental income is due to the decrease in the Partnership's equipment portfolio. The Partnership owned equipment with an aggregate original cost of $0 at March 31, 2001, as compared to $5.5 million at March 31, 2000. The Partnership sold all of its equipment as of December 31, 2000.

         The Partnership reported a gain on sale of securities of $0 for the three months ended March 31, 2001, compared to $155,000 in 2000. The securities sold in 2000 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $155,000 from the sale of these securities during the three months ended March 31, 2000.

         Interest income from notes receivable decreased by $77,000 for the three months ended March 31, 2001, compared to the same period in 2000. The decrease in interest income from notes receivable is due to a decrease in the Partnerships net investment in notes receivable to $0 at March 31, 2000 from $2,136,000 at March 31, 2000.

         The decrease in earned income from financing leases of $63,000 for the three months ended March 31, 2001, compared to the same period in the prior year, is due to a decrease in the Partnerships net investment in financing leases to $0 at March 31, 2001 from $741,000 at March 31, 2000. The investment in financing leases, as well as earned income from financing leases, decreases over the lease term as the Partnership amortizes income over the lease term using the interest method of accounting.

         Total expenses increased by $101,000 during the three months ended March 31, 2001, as compared to the same period in 2000. The increase in total expenses is a result of a recovery of the provision for losses on receivables of $375,000 in the three months ended March 31, 2000. This recovery was due primarily to a change in estimate of the provision for early termination of financing leases. This increase was partially offset by a decrease in all of the other items comprising expenses. Management fees decreased $41,000, acquisition fees decreased $26,000, reimbursed costs to the general partner decreased

$60,000 and lease related operating expenses decreased by $7,000 for the three months ended March 31, 2001, as compared to the same period in 2000. These decreases are attributable to the decline in the amount of equipment owned as previously discussed.

Liquidity and Capital Resources

         The Partnership reported net cash generated by equipment leasing and financing activities of $47,000 and $770,000 during the three months ended March 31, 2001 and 2000, respectively. The net decrease in cash generated is due to a decrease in payments on financing leases, notes receivable and rental income.

         The Partnership received cash distributions from joint ventures of $0 during the three months ended March 31, 2001, as compared to cash distributions of $69,000 during the same period in 2000. The decrease in distributions from joint ventures is attributable to the last joint venture owned by the Partnership closing during the first quarter of 2000.

         Proceeds from the sale of equipment decreased as result of decreased sales activity in the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $0 million for the three months ended March 31, 2001, compared to $4.5 million for the same period in 2000. The Partnership had sold all of its equipment as of December 31, 2000.

         As of March 31, 2001, the Partnership owned equipment held for lease with an original purchase price of $0 and a net book value of $0, compared to $695,000 and $13,000, respectively, at March 31, 2000.

         The total cash distributed to partners was $0 for the three months ended March 31, 2001 and 2000. In accordance with the partnership agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 in distributions during the three months ended March 31, 2001 and 2000. The cumulative distributions to the Limited Partners are $133,410,000 and $122,934,000 as of March 31, 2001 and 2000, respectively. The General Partner received $0 for its share of the cash available for distribution during the three months ended March 31, 2001 and 2000. The Partnership is planning to make a final distribution in 2001.

                   PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 2001
                           Part II. Other Information.
                                    -----------------

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The Companies recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of the Companies.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. The Companies have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. The parties continue to engage in discovery, including document production, interrogatories, requests for admission and depositions, in the Consolidated Action. The court recently set a trial date of October 19, 2001.

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND IV,
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                      ------------------------------------------
                                                      (Registrant)

    Date                    Title                              Signature
    ----                    -----                              ---------


May 11, 2001       Executive Vice President,             /S/ GARY W. MARTINEZ
-----------------  Chief Operating Officer               --------------------
                   and a Director of                     (Gary W. Martinez)
                   Phoenix Leasing Incorporated
                   General Partner


May 11, 2001       Vice President, Chief Financial       /S/ ANDREW N. GREGSON
-----------------  Officer and a Director of             ---------------------
                   Phoenix Leasing Incorporated          (Andrew N. Gregson)
                   General Partner